Form 10-Q
period 1996-06-30
KEY PLASTICS INC
filed 1996-08-15
CIK 838491

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-Q

       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996 Commission file number
                                              33-56048


               KEY PLASTICS, INC.


        MICHIGAN                        38-2653726

State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)     Identification No.)

21333 Haggerty Rd., Suite 200, Novi, MI    48375
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:
(810) 449-6100


      Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


         Yes  [X]                 No  [ ]

            As of August 13, 1996, 316,334 shares of the Company's Common Stock were outstanding.

PART I - Financial Information

Item 1.

                   KEY PLASTICS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                       (Unaudited)

                                    For the                      For the
                                 Three Months                   Six Months
                                Ended June 30,                 Ended June 30,
                           -----------------------------------------------------
                              1996          1995             1996          1995

Net Sales                 $57,476,280   $49,403,621     $102,772,854  $99,260,928

Cost of Sales              46,278,757    39,294,095       82,328,535   78,834,766
                           ----------    ----------      -----------   ----------
  Gross Profit             11,197,523    10,109,526       20,444,319   20,426,162

Selling, general
  & administrative
    expenses                4,124,735     3,733,816        7,368,772    7,575,723

Amortization                  160,203       159,078          320,406      318,156
                           ----------    ----------       ----------    ---------

  Operating income          6,912,585     6,216,632       12,755,141   12,532,283

Interest expense, net       3,638,847     3,573,230        7,145,515    7,014,223
                           ----------    ----------       ----------   ----------
  Net income              $ 3,273,738   $ 2,643,402     $  5,609,626  $ 5,518,060
                           ==========    ==========       ==========   ==========

Earnings per share              $9.87         $7.79           $16.91       $17.16
                           ==========    ==========       ==========   ==========





See notes to condensed consolidated financial statements


















                   KEY PLASTICS, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS


                                June 30,       Dec. 31,
                                  1996           1995
                                --------       --------

      ASSETS                   (Unaudited)


Current assets:
  Accounts receivable, net    $42,806,047   $29,706,392
  Inventories                  26,329,899    22,063,953
  Prepaid expenses and other
    current assets              1,280,990     1,169,835
                               ----------    ----------

    Total current assets       70,416,936    52,940,180

Property, plant and equipment,
  net                          76,793,699    68,183,780
Intangibles, net                2,523,891     2,844,297
Other assets                    3,069,377     2,421,728
                               ----------    ----------

    Total assets             $152,803,903  $126,389,985
                              ===========   ===========


      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-
    term debt                 $17,123,707   $17,172,590
  Accounts payable             23,054,249    20,207,585
  Accrued liabilities          11,294,074     6,006,572
                               ----------    ----------
    Total current liabilities  51,472,030    43,386,747
Capital lease obligations       2,381,833     2,669,133
Long-term debt                113,325,547    99,797,587
Non-compete agreements,
  shareholders                    536,000       536,000
Post-retirement health care
  benefits                        370,900       375,332

Shareholders' deficit:
  Common stock, par value $.30
  Authorized:       450,000
  Issued and outstanding:
    316,334                        95,050        95,050
  Additional paid-in capital   10,002,725    10,002,725
Accumulated deficit           (25,380,182)  (30,472,589)
                              -----------   -----------

    Total shareholders'
      deficit                 (15,282,407)  (20,374,814)
                              ------------  ------------
    Total liabilities and
    shareholders' deficit    $152,803,903  $126,389,985
                              ===========   ===========

See notes to condensed consolidated financial statements

                   KEY PLASTICS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                         For the
                                        six month
                                      ended June 30,
                                     ----------------
                                   1996          1995
                                   ----          ----

Cash flows from operating
  activities:
  Net income                   $5,609,626    $5,518,060
                                ---------     ---------
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation                4,111,729     3,439,243
    Amortization                  320,406       318,156
    (Increase) Decrease in
      assets:
       Accounts receivable     (7,613,878)      281,754
       Inventories               (564,380)      452,418
       Other current assets     1,109,042      (503,855)
    Increase (Decrease) in
      liabilities:
       Accounts payable        (1,580,957)  (10,847,967)
       Accrued liabilities      1,653,609       405,417
                               ----------   -----------
        Total adjustments      (2,564,429)   (6,454,834)
                               ----------   -----------

  Net cash provided (used)
    from operating activities   3,045,197      (936,774)
                               ----------   -----------

Cash flows from investing
  activities:
  Acquisitions of property,
    plant and equipment       (12,721,648)   (6,662,262)
  Other investments            (1,858,012)
  (Increase) Decrease in
     other assets                (491,197)      (35,000)
                              -----------    ----------
  Net cash used for investing
    activities                (15,070,857)   (6,697,262)
                              -----------    ----------
Cash flows from financing
  activities:
  Net borrowings under debt
    agreements                 12,932,147    14,527,573
  Principal payments under
    debt agreements              (287,300)   (2,872,890)
  Decrease in shareholder
    notes receivable                              4,543
  Dividend distributions         (999,234)   (4,025,190)
                              -----------    ----------
  Net cash provided by
    financing activities       11,645,613     7,634,036
                              -----------    ----------

Effect of exchange rate
  changes on cash                380,047

Net increase in cash                   -              -

Cash, beginning of period              -              -
  Cash, end of period        $         -     $        -
                               ==========      ========

Supplemental disclosure of
  cash flow information,
  cash paid during the
  period for interest        $ 6,593,986     $6,664,958
                              ==========      =========


See notes to condensed consolidated financial statements

                   KEY PLASTICS, INC.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited)

1.    Financial Statement Presentation:

      Information for the three and six month
      periods ended June 30, 1996 and 1995 is
      unaudited but includes all adjustments,
      consisting of normal recurring adjustments, which management of Key Plastics, Inc. (the
      "Company") considers necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles have been condensed or omitted.

      Effective May 1, 1996, the Company acquired an injection molding operation in the United
      Kingdom which primarily services the
      automotive industry.  The consolidated
      financial statements include the results of operations and cash flows for the United
      Kingdom operations from May 1, 1996 to June
      30, 1996, as well as the financial position at June 30, 1996.

      These financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended
      December 31, 1995 which contain a summary of the Company's accounting principles and other information. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for a full year.

2.    Inventories:

      Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method. The components of inventories consisted of the following:

                        June 30,           Dec. 31,
                          1996               1995
                        --------           -------

     Raw materials    $ 8,576,381         $ 5,645,958
     Work in progress   3,215,104           1,975,308
     Finished goods     4,131,574           4,217,179
     Customer Tooling  10,406,840          10,225,508
                       ----------          ----------
                      $26,329,899         $22,063,953
                       ==========          ==========

3.    Earnings Per Share:

      Earnings per share amounts for the three and six month periods ended June 30, 1996 and 1995 are computed by using net income divided by the weighted average number of shares of common and common equivalent shares outstanding during the period under the treasury stock method.

      The weighted average number of shares used in computing earnings per share are 331,735 and 339,144 for the three months ended June
      30, 1996 and 1995, respectively, and 331,819
      and 339,144 for the six months ended June
      30, 1996 and 1995, respectively.

      The Company is closely-held and,
      accordingly, there is no public market for the Company's common stock. For purposes of computing the incremental common equivalent shares outstanding under the treasury stock method, the Company utilized management's estimate of fair value of the Company's
      Common Stock.

Item 2.  MANAGEMENT's DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   KEY PLASTICS, INC.

FINANCIAL POSITION

      Accounts Receivable increased by $13.1 million when comparing balances at June 30, 1996 and December
31, 1995. $4.6 million is due to increased parts shipments during the second quarter of 1996 when compared to the fourth quarter of 1995. Tooling revenue also increased by $1.9 million when comparing the same periods, reflecting the increase in tooling programs experienced by the Company. Additionally, the acquisition of the United Kingdom operations resulted in an increase to Accounts Receivable of $6.6 million.

      Property, plant and equipment increased due to the aquisition of the United Kingdom operations and purchases of additional capital items at other operating locations, net of the increase in the depreciation reserve for the six month period.

      Accrued liabilities increased when comparing June
30, 1996 to December 31, 1995 largely due to the liabilities assumed with the United Kingdom acquisition.

      Long-term debt increased primarily as a result of the acquisition of assets.

      Available borrowings under the working capital line of credit were $3.5 million at June 30, 1996. The
Company believes its existing sources of liquidity are adequate to meet its operating requirements in fiscal
1996.

RESULTS OF OPERATIONS

      Below is a summary of period-to-period changes in the principal items of the condensed statements of operations. This is followed by a discussion and analysis of significant factors affecting the Company's earnings for the period.

                  Comparison of Results of Operations
               Increase(Decrease) (Dollars in Thousands)

               Three Months Ended      Six Months Ended
                June 30, 1996 vs.     June 30, 1996 vs.
                  June 30, 1995         June 30, 1995
                -------------------    -----------------
Net sales         $8,073     16%        $3,512        4%

Cost of sales      6,985     18%         3,494        4%

Selling, general,
 and administrative
 expenses            391     10%          (207)     (3%)

Amortization
 expenses              1      1%             2       1%


Interest Expense,
 net                  66      2%            131      2%

Net income           630     24%             92      2%

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED

      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Three months ended June 30, 1996 compared to three months ended June 30, 1995. Net sales for the three month period ended June 30, 1996 were $57.5 million; an increase of approximately $8.1 million or 16% over the same period last year. The increase was primarily attributable to a $9.7 million or 24.3% increase in the sale of injection molded parts ($7.2 million of which was due to the United Kingdom acquisition) net of a $1.6 million decrease in tooling revenues. The non United
Kingdom increase in part sales of $2.5 million resulted from increases in the related vehicle production by the company's customers.

      Gross profit increased $1.1 million in the second quarter of 1996 compared to the second quarter of 1995 as a result of the aforementioned sales increase.

      Selling, general and administrative expenses increased $.4 million in the second quarter of 1996 as compared to the same period last year. The increase is primarily due to costs incurred in the United Kingdom operations net of increases in royalty income.

      Interest expense increased because of higher average debt outstanding offset by slightly lower interest rates.

      Operating income increased by $.7 million as a result of the foregoing.


      Six months ended June 30, 1996 compared to six months ended June 30, 1995. Net sales for the six month period ended June 30, 1996 increased $3.5 million or 3.5% over the same period last year. The increase was primarily attributable to a $3.5 million or 4.0% increase in the sale of injection molded parts.

      Gross profit increased slightly in the first half of 1996 compared to the first half of 1995.

      Selling, general and administrative expenses decreased $.2 million in the first half of 1996 as compared to 1995 primarily because increases in royalty income offset the increase in costs due to the United
Kingdom acquisition.

      Interest expense increased for the reasons discussed in the three month comparison above.

      Operating income increased by $.2 million as a result of the foregoing.

               PART II.  OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibit

                  27  Financial Data Schedule (EDGAR
                      Version only)

           (b)    Reports on Form 8-k

                  None.

                       SIGNATURES


      Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KEY PLASTICS, INC.


                         By:  /s/ E.R. Autry
                             -------------------------
                             E.R. Autry
                             Vice President, Finance &
                             Procurement
                             (Principal Financial
                              Officer)

                        And: /s/ Mark J. Abbo
                             -------------------------
                             Mark J. Abbo
                             Treasurer
                             (Principal Accounting
                              Officer)

Dated:  August 14, 1996