Form 10-Q
period 1996-09-30
KEY PLASTICS INC
filed 1996-11-14
CIK 838491

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996 Commission file number     33-56048

                     KEY PLASTICS, INC.

                    MICHIGAN                              38-2653726
        State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

    21333 Haggerty Rd., Suite 200, Novi, MI                 48375
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

         Yes  [X]                 No  [ ]

     As of November 12, 1996, 315,908 shares of the Company's Common Stock were outstanding.

PART I - Financial Information

Item 1.

                     KEY PLASTICS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                         (Unaudited)


                               For the                    For the
                             Three Months               Nine Months
                          Ended September 30,        Ended September 30,
                          1996         1995          1996          1995
                          ----         ----          ----          ----

Net Sales              $52,883,090  $38,014,242  $155,655,944 $137,275,170

Cost of Sales           43,090,480   31,613,844   125,419,015  110,448,610
                        ----------   ----------   -----------  -----------
  Gross Profit           9,792,610    6,400,398    30,236,929   26,826,560

Selling, general
  & administrative
    expenses             4,112,665    3,894,659    11,481,437   11,470,382

Amortization               160,203      159,078       480,609      477,234
                         ---------    ---------    ----------   ----------
  Operating income       5,519,742    2,346,661    18,274,883   14,878,944

Interest expense, net    3,750,920    3,637,670    10,896,435   10,651,893
                         ---------    ---------    ----------    ---------
  Net income           $ 1,768,822  $(1,291,009)  $ 7,378,448  $ 4,227,051
                         =========    =========    ==========    =========


Earnings per share           $5.33       $(3.83)       $22.20       $12.55
                         =========    =========    ==========    =========




See notes to condensed consolidated financial statements

                     KEY PLASTICS, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS

                                           Sept 30,        Dec. 31,
                                             1996            1995

                                           --------        --------
       ASSETS                            (Unaudited)

Current assets:
  Accounts receivable, net               $41,244,226    $29,706,392
  Inventories                             29,823,877     22,063,953
  Prepaid expenses and other
    current assets                         2,067,258      1,169,835
                                          ----------     ----------

    Total current assets                  73,135,361     52,940,180

Property, plant and equipment,
  net                                     78,614,896     68,183,780
Intangibles, net                           2,696,188      2,844,297
Other assets                               3,198,095      2,421,728
                                         -----------    -----------
    Total assets                        $157,644,540   $126,389,985
                                         ===========    ===========

     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-
    term debt                            $17,123,707    $17,172,590
  Accounts payable                        27,627,703     20,207,585
  Accrued liabilities                     13,477,552      6,006,572
                                          ----------     ----------
    Total current liabilities             58,228,962     43,386,747

Capital lease obligations                  2,222,304      2,669,133
Long-term debt                           110,673,890     99,797,587
Other long-term liabilities                  902,500        911,332

Shareholders' deficit:
  Common stock, par value $.30
  Authorized:       450,000
  Issued and outstanding:
    316,208 and 316,834, respectively         94,862         95,050
  Additional paid-in capital              10,002,725     10,002,725
Accumulated deficit                      (24,480,703)   (30,472,589)
                                      ----------     ----------
    Total shareholders'
      deficit                            (14,383,116)   (20,374,814)
                                          ----------     -----------
Total liabilities and
    shareholders' deficit               $157,644,540   $126,389,985
                                         ===========    ===========
See notes to condensed consolidated financial statements

                     KEY PLASTICS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                              For the nine months
                                              ended September 30,
                                              1996           1995
                                              ----           ----
Cash flows from operating
  activities:
  Net income                              $7,378,448     $4,227,051
                                           ---------      ---------
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation                           5,779,654      5,181,485
    Amortization                             480,610        477,234
    (Increase) Decrease in
      assets:
       Accounts receivable               (11,376,470)     2,115,099
       Inventories                        (7,672,876)       586,064
       Other current assets                 (879,675)      (375,879)
    Increase (Decrease) in
      liabilities:
       Accounts payable                    7,287,277     (9,425,561)
       Accrued liabilities                 7,385,326      3,355,473
                                          ----------     ----------
        Total adjustments                  1,003,846      1,913,915
                                          ----------     ----------
Net cash provided from
    operating activities                   8,382,294      6,140,966
                                          ----------     ----------
Cash flows from investing
  activities:
  Acquisitions of property,
    plant and equipment                  (15,693,570)    (9,290,270)
  Increase in other assets                (1,087,566)      (802,499)
                                          ----------      ---------
Net cash used for investing
    activities                           (16,781,136)   (10,092,769)
                                          ----------     ----------
Cash flows from financing
  activities:
  Net borrowings under debt
    agreements                            12,748,538     12,542,216
  Principal payments under
    debt agreements                       (2,367,947)    (4,503,537)
  Dividend distributions                  (1,669,862)    (4,025,190)
  Other, net                                    -           (61,686)
                                           ---------      ---------
Net cash provided by
    financing activities                   8,710,729      3,951,803
                                           ---------      ---------
Effect of exchange rate
  changes on cash                           (311,887)         -
                                           ---------      ---------
Net increase in cash                               0              0

Cash, beginning of period                          0              0
                                           ---------      ---------
Cash, end of period                      $         0    $         0
                                           =========      =========
Supplemental disclosure of
  cash flow information,
  cash paid during the
  period for interest                    $ 7,816,666    $ 7,706,714
                                           =========      =========


See notes to condensed consolidated financial statements

                     KEY PLASTICS, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited)

1.   Financial Statement Presentation:

     Information for the three and nine month periods ended September 30, 1996 and 1995 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which management of Key Plastics, Inc. (the "Company") considers necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles have been condensed or omitted.

     Certain items in the December 31, 1995 balance sheet have been reclassified to conform to the current period presentation.

     Effective May 1, 1996, the Company acquired an injection molding operation in the United Kingdom which primarily services the automotive industry. The consolidated financial statements include the results of operations and cash flows for the United Kingdom operations from May 1, 1996 to September 30, 1996, as well as the financial position at September 30, 1996.

     These financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1995 which contain a summary of the Company's accounting principles and other information. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for a full year.

2.   Inventories:

     Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method.
     The components of inventories consisted of the following:

                        Sept. 30,           Dec. 31,
                          1996                1995
                        ---------           -------

     Raw materials    $ 8,978,030         $ 5,645,958
     Work in progress   3,548,955           1,975,308
     Finished goods     4,481,710           4,217,179
     Customer Tooling  12,815,182          10,225,508
                       ----------          ----------
                      $29,823,877         $22,063,953
                       ==========          ==========

3.   Earnings Per Share:

     Earnings per share amounts for the three and nine month periods ended September 30, 1996 and 1995 are computed by using net income divided by the weighted average number of shares of common and common equivalent shares outstanding during the period under the treasury stock method.

     The weighted average number of shares used in computing earnings per share are 332,105 and 336,709 for the three months ended September 30, 1996 and 1995, respectively, and 332,355 and 336,709 for the nine months ended September 30, 1996 and 1995, respectively.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     KEY PLASTICS, INC.

FINANCIAL POSITION

     Accounts Receivable increased by $11.5 million when comparing balances at September 30, 1996 and December 31, 1995. $5.3 million is due to increased parts shipments during the third quarter of 1996 when compared to the fourth quarter of 1995. Additionally, the acquisition of the United Kingdom operations resulted in an increase to Accounts Receivable of $6.2 million.

     The increase in inventory of $7.8 million from December 31, 1995 to September 30, 1996 was due principally to the acquisition of the United Kingdom operations and the increase in the Customer Tooling inventory related to the design and build of tooling for future programs.

     Property, plant and equipment increased due to the aquisition of the United Kingdom operations and purchases of additional capital items at other operating locations, net of the increase in the depreciation reserve for the nine month period.

     Accrued liabilities increased when comparing September 30, 1996 to December 31, 1995 largely due to the liabilities assumed with the United Kingdom acquisition.

     Long-term debt increased primarily as a result of the acquisition of assets.

     Available borrowings under the working capital line of credit were $3.7 million at September 30, 1996. The Company believes its existing sources of liquidity are adequate to meet its operating requirements in fiscal 1996.

RESULTS OF OPERATIONS

     Below is a summary of period-to-period changes in the principal items of the condensed statements of operations. This is followed by a discussion and analysis of significant factors affecting the Company's earnings for the period.

                      Comparison of Results of Operations
                    Increase(Decrease) (Dollars in Thousands)

                   Three Months Ended       Nine Months Ended
                    Sept. 30, 1996 vs.      Sept. 30, 1996 vs.
                      Sept. 30, 1995          Sept. 30, 1995
                   -------------------      ------------------
Net sales             $14,869     39%          $18,381     13%

Cost of sales          11,477     36%           14,970     14%

Selling, general,
 and administrative
 expenses                 218      6%               11      -

Amortization
 expenses                   1      -                 3      -

Interest Expense,
 net                      113      3%              245      2%

Net income             $3,060    237%           $3,151     75%


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Three months ended September 30, 1996 compared to three months ended September 30, 1995. Net sales for the three month period ended September 30, 1996 were $52.9 million; an increase of approximately $14.9 million or 39% over the same period last year. The increase was primarily attributable to a $17.8 million or 59.5% increase in the sale of injection molded parts ($7.6 million of which was due to the United Kingdom acquisition) net of a $2.9 million decrease in tooling revenues. The non United Kingdom increase in part sales of $10.2 million resulted from increases in the related vehicle production by the Company's customers as well as increased sales related to newly launched vehicle programs during the early part of 1996.

       Gross profit increased $3.4 million in the third quarter of 1996 compared to the third quarter of 1995 as a result of the aforementioned sales increase.

       Selling, general and administrative expenses increased $.2 million in the third quarter of 1996 as compared to the same period last year. The increase is primarily due to costs incurred in the United Kingdom operations.

       Operating income increased by $3.1 million as a result of the foregoing.

       Interest expense increased because of higher average debt outstanding offset by slightly lower interest rates.

       Nine months ended September 30, 1996 compared to nine months ended September 30, 1995. Net sales for the nine month period ended September 30, 1996 increased $18.4 million or 13.4% over the same period last year. The increase was primarily attributable to a $21.4 million or 18.4% increase in the sale of injection molded parts offset by a $3.0 million decline in tooling revenues.

       Gross profit increased by $3.4 million in the first nine months of 1996 compared to the same period in 1995 as a result of the aforementioned sales increase.

       Operating income increased by $3.4 million as a result of the foregoing.

       Interest expense increased for the reasons discussed in the three month comparison above.



PART II.  OTHER INFORMATION



Item 6.Exhibits and Reports on Form 8-K.

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


                             KEY PLASTICS, INC.


                         By: /S/ E. R. Autry
                             ____________________________
                             E.R. Autry
                             Vice President, Finance &
                             Procurement
                             (Principal Financial
                             Officer)



                      And:  /S/ Bruce A. Weber
                            _____________________________
                            Bruce A. Weber
                            Corporate Controller
                            (Principal Accounting
                             Officer)

Dated:  November 12, 1996