Form 10-K405
period 1996-12-31
KEY PLASTICS INC
filed 1997-03-28
CIK 838491

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996      Commission File Number 33-56048
or
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

            For the transition period from __________ to ___________

                               KEY PLASTICS, INC.
             (exact name of registrant as specified in its charter)


                  Michigan                               38-2653726
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
       of incorporation or organization)

                21333 Haggerty Road
                     Suite 200                           48375
                   Novi, Michigan                      (Zip Code)
     (Address of principal executive offices)

      Registrant's telephone number, including area code:  (810) 449-6100

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes _X__     No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         The aggregate market value of the registrant's voting stock held by
non-affiliates:  Not Applicable.   The Company is privately held.

         The number of shares outstanding of the registrant's common stock as of March 24, 1997, was 320,908.

ITEM 1.  BUSINESS

THE COMPANY - BACKGROUND

         Key Plastics, Inc. (the "Company") was formed in January 1986 to acquire the plastics manufacturing operations of Key International Manufacturing, Inc., which operations had been involved in plastics
manufacturing for over 20 years.    In  1995, the Company established
operations in Chihuahua, Chihuahua, Mexico.

         In May 1996, the Company, through its subsidiary Key Plastics, U.K., acquired substantially all of those assets and the business of Clearplas, a U.K. plastic parts supplier (the "Clearplas Acquisition"). In addition, in November 1996, the Company acquired control of Materias Plasticas, S.A. ("MaP"), a Portuguese plastic parts supplier (the "MaP Acquisition"), by acquiring 38% of its voting stock with an option to acquire the remaining voting stock. The Clearplas Acquisition and the MaP Acquisition enabled the Company to establish a European manufacturing presence as a part of its globalization strategy, to leverage its engineering and manufacturing expertise and to enhance its existing customer relationships.

         On March 7, 1997, the Company signed an asset purchase agreement to acquire three manufacturing facilities of Aeroquip, a division of TRINOVA Corporation (the "Aeroquip Acquisition"), for approximately $17.3 million in cash, subject to certain adjustments, and the assumption of $3.1 million of current liabilities. The acquisition is subject to certain closing conditions, and is expected to close by the end of the first quarter of 1997.

         The Company is a global supplier of highly engineered plastic components and assemblies to automotive original equipment manufacturers and Tier I suppliers. The Company believes it is the largest independent supplier of plastic door handle assemblies, decorative bezels and pressurized bottles in North America for the automotive industry. Other products manufactured by the Company include interior trim components, precision molded parts, instrument cluster components, electrical connector covers, air louvers, speaker grilles and underhood functional components.

         The Company provides the automotive industry with comprehensive plastics manufacturing capabilities, including design and engineering, high-precision injection molding, automated manufacturing and assembly, plastic painting and material and product testing. The Company operates its world headquarters and technical center, nine manufacturing and two paint facilities in North America and two facilities in Europe with painting and manufacturing capabilities. The Company also has extensive tool making capabilities and designs and builds approximately one-third of the tooling used in the manufacturing of its principal products.

         Management believes that the Company has achieved its current leadership position and is well positioned to benefit from emerging trends in the global automotive markets as a result of several key competitive strengths, including: (i) demonstrated technological expertise and innovation in developing highly engineered systems and components; (ii) strong relationships with major OEMs; (iii) an emphasis on quality management; (iv) the ability to supply its customers globally; and (v) state of the art equipment and facilities.

         Since 1992, the Company has invested over $93.8 million to upgrade its existing facilities and to acquire and build new facilities. Since that time, the Company has established its world headquarters and technical center, has constructed a new paint facility in Hartford City, Indiana, has brought on line four molding facilities in Grand Rapids, Michigan, York, Pennsylvania, South Bend, Indiana and Chihuahua, Mexico, has acquired the assets and business of Clearplas and has acquired control of MaP.

         The Company is privately owned by management and employees. Since its incorporation in 1986, the Company has elected to be taxed as a corporation under Subchapter S (a "Subchapter S corporation") of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has made, and intends to continue to make, distributions to its shareholders to pay their income tax obligations as a result of the Company's status as a Subchapter S corporation.

         The principal executive offices of the Company are located at 21333 Haggerty Road, Novi, Michigan, 48375 and its telephone number is (810) 449-6100.

RISK FACTORS

    This Annual Report contains forward-looking statements which involve known and unknown risks, uncertainties and other factors including, without limitation, those set forth in the following Risk Factors and elsewhere in this Annual Report that may cause the actual results of the Company to be materially different from the results expressed or implied in such forward-looking statements.

SIGNIFICANT LEVERAGE AND ABILITY TO SERVICE OUTSTANDING DEBT

    The Company has indebtedness which is substantial in relation to its shareholders' deficit, as well as interest and debt service requirements which are significant compared to its cash flow from operations. The level of the Company's indebtedness could have important consequences, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes may be limited; (iii) certain of the Company's borrowings may be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and
(iv) the Company will be subject to a variety of restrictive covenants, the failure to comply with which could result in events of default that, if not cured or waived, could restrict the Company's ability to make payments of principal, interest and liquidated damages, if any, on its indebtedness.

     The Company's ability to pay interest, and to satisfy, its obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. The Company anticipates that its operating cash flow together with available borrowings under its Credit Agreement (the "Senior Credit Facility")dated March 24, 1997 from time to time will be sufficient to meet its operating expenses, to service interest requirements on its debt obligations as they become due and to implement its business strategy. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, to make anticipated capital expenditures or to implement its business strategy.
The Company may be required to refinance portions of its indebtedness at or prior to maturity. No assurance can be given that, if required, the Company will be able to refinance such indebtedness on terms acceptable to it, if at all. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on terms acceptable to the Company, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

RESTRICTIONS IN DEBT INSTRUMENTS ON COMPANY'S OPERATIONS

    The Indenture dated March 24, 1997 between the Company, the Guarantors thereunder from time to time (the "Guarantors") and Marine Midland Bank as Trustee (the "Indenture") contains certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and acquisitions. The Senior Credit Facility contains similar and more restrictive covenants and also requires the Company to meet certain financial ratios and tests. These covenants may significantly limit the operating and financial flexibility of the Company and may limit its ability to respond to changes in its business or competitive activities. The ability of the Company to comply with such provisions may be affected by events beyond its control. In the event of any default under the Senior Credit Facility, the lenders thereunder could elect to declare all amounts borrowed under the Senior Credit Facility, together with accrued interest, to be due and payable. If the Company were unable to repay such borrowings, the lenders thereunder could proceed against the collateral securing the Senior Credit Facility, which consists of substantially all of the assets of the Company. If the indebtedness under the Senior Credit Facility were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay such indebtedness and the notes issued under the Indenture (the " Senior Subordinated Notes") in full.

SUBORDINATION AND COMPANY STRUCTURE

     The Senior Subordinated Notes are unsecured and subordinated in right of payment to all Senior Debt (as defined in the Indenture) of the Company, including borrowings under the Senior Credit Facility. Further, the Senior Credit Facility is secured by liens on substantially all of the assets of the Company. In the event of the bankruptcy, liquidation or reorganization of the Company, the assets of the Company will be available to pay obligations on the Senior Subordinated Notes only after all Senior Debt, including borrowings under the Senior Credit Facility, has been paid in full and sufficient assets may not remain to pay amounts due on any or all of the Notes then outstanding. In certain circumstances, provisions of the Senior Debt could prohibit payments of amounts due to holder of the Notes. Subject to certain limitations, the Company, from time to time, may incur additional Senior Debt, including secured indebtedness, which secured indebtedness will effectively rank senior to the Notes to the extent of the value of the assets securing such indebtedness.

    The Indenture requires that all domestic subsidiaries become guarantors of the Notes unless such subsidiaries are Unrestricted Subsidiaries (as defined in the Indenture). None of the Company's foreign subsidiaries are required to become guarantors of the Notes. As of March 24, 1997, Key Plastics International LLC, Key Plastics Automotive LLC and Key Plastics Technology, LLC will be Guarantors. Any right of the holders of the Senior Subordinated Notes to participate in the assets of an international subsidiary of the Company upon any liquidation or reorganization of such subsidiary will be subject to the prior claims of such subsidiary's creditors, including trade creditors. Accordingly, the Senior Subordinated Notes will be structurally subordinated to all liabilities, including trade payables, of the international subsidiaries of the Company with respect to the assets of such subsidiaries. The Company's Mexican subsidiary will be a restricted subsidiary for purposes of the Indenture. The Indenture limits the ability of the Company's subsidiaries which are not guarantors to borrow money.

    Three of the Company's subsidiaries, MaP, Key Plastics U.K. and Clearplas Ltd., will be Unrestricted Subsidiaries for purposes of the Indenture and, therefore, will not be subject to the restrictive covenants which will be contained in the Indenture. The Company derived approximately 13.6 % of its fiscal year 1996 net sales, from these subsidiaries. Accordingly, the Company will be able to incur additional indebtedness at the Unrestricted Subsidiary level, which could have a material adverse effect on the cash flow, if any, to the Company. In addition, under certain circumstances, the Company may be able to designate current and future subsidiaries as Unrestricted Subsidiaries.

INTERNATIONAL OPERATIONS

    The Company derived approximately 13.6% of its fiscal year 1996 net sales, from its operations in the United Kingdom and Portugal. The Company's international operations are subject to risks inherent in international business activities, including, in particular, compliance with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, overlap of different tax structures, foreign currency exchange rate fluctuations and general economic conditions.

The Company prices its products in the United Kingdom and Portugal in the currency of the country in which the product is sold and, in the United States and Mexico, in United States dollars. To the extent that prices are in the currency of the country in which the products are sold, the prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries. The Company is presently engaged in limited currency hedging transactions in Mexico, involving the purchase of Mexican pesos to make local payments. There can be no assurance that such hedging transactions will protect the Company against losses in the event of fluctuations in the value of the dollar.

THE OEM SUPPLIER INDUSTRY

    The Company competes in the global automotive original equipment manufacturer supplier industry. The OEM supplier industry is highly cyclical and, in large part, dependent upon the overall strength of consumer demand for light trucks and passenger cars. There can be no assurance that the automotive industry for which the Company supplies components and systems will not experience downturns in the future. An economic recession typically impacts substantially leveraged companies such as the Company more than similarly situated companies with less leverage. A decrease in overall consumer demand for light trucks or passenger cars could have a material adverse effect on the Company's financial condition and results of operations.

    The automotive industry is characterized by a small number of OEM customers that are able to exert considerable pressure on component and system suppliers to reduce costs, improve quality and provide additional design and engineering capabilities. In the past, OEMs have generally demanded and received price reductions and measurable increases in quality by implementing competitive selection processes, rating programs and various other arrangements. Also, through increased partnering on platform work, OEMs have generally required component and system suppliers to provide more design engineering input at earlier stages of the product development process, the costs of which have, in some cases, been absorbed by the suppliers. Although the Company historically has regained the loss caused by price reductions to the OEMs through cost reduction initiatives and assistance from the OEMs, there can be no assurance that future price reductions, increased quality standards or additional engineering capabilities required by OEMs will not have a material adverse effect on the financial condition or results of operations of the Company.

    Many of the Company's OEM customers and their Tier I suppliers are unionized. Work stoppages and slow downs experienced by OEMs and their Tier I suppliers, as a result of labor disputes, could have a material adverse effect on the Company's financial condition or results of operations.

RAW MATERIALS

    The principal raw materials used by the Company are engineered plastic resins such as nylon, polypropylene and ABS, all of which are available from several suppliers, except that the customer generally specifies a single supplier to be used by the Company in connection with a specific program. The Company has no reason to believe that there will not be an ample supply of its raw materials for the reasonably foreseeable future, but the Company cannot make any prediction as to the future price of such raw materials. The Company is generally not able to pass on to its customers any increase in raw material costs; however, the Company, in the past two years, has not experienced any significant increases in the prices of its raw materials as result of the consolidation of procurement and supply of raw materials. A substantial interruption in the Company's supply of plastic resins, or a material increase in the price thereof, could have a material adverse effect on the Company's financial condition or results of operation.

RELIANCE ON PRINCIPAL CUSTOMERS

    The Company's direct sales to its principal customers, Ford Automotive Operations ("Ford"), Chrysler Corporation ("Chrysler") and General Motors Corporation ("GM"), accounted for approximately 58.4%, 9.2% and 8.2%, respectively, of the Company's consolidated net sales in fiscal year 1996. If sales to such OEMs' Tier I suppliers are included, the Company's sales to Ford, Chrysler and GM accounted for 63.9%, 11.9% and 9.1%, respectively, of the Company's consolidated net sales in fiscal year 1996. Although the Company has ongoing supply relationships with its principal customers, and is considered by Ford and Chrysler to be a preferred supplier of door handles and pressurized bottles, there can be no assurance that sales to Ford, Chrysler and GM will continue at the same level. Furthermore, continuation of these relationships is dependent upon the customers' satisfaction with the price, quality and delivery of the Company's products. In addition, the Company's agreements to produce parts are fixed to specific models or product lines of its customers. Accordingly, the Company's business, and estimates for future business, are dependent upon consumer demand for the specific models and product lines that incorporate the Company's parts. The Company's arrangements with its OEMs are typically in the form of purchase orders that may be canceled by the OEMs. However, the Company believes that cancellation of purchase orders is rare, due, in part, to the OEM production interruption likely to be caused by changing suppliers. While management believes the Company's relationships with its customers are mutually satisfactory, if any of these customers were to reduce substantially or discontinue their purchases from the Company, the financial condition and results of operations of the Company would be materially adversely affected. See "Business-Customers, Marketing and Engineering Support."

COMPETITION

    The Company operates in an industry which is highly competitive. The Company competes on the basis of quality, cost, timely delivery and customer service and, increasingly, on the basis of design and engineering capability, painting capability, new product innovation and product testing capability. There can be no assurance that the Company's products will continue to compete successfully with the products of competitors, including the automotive OEMs themselves, many of which are significantly larger and have greater financial and other resources than the Company. Management believes that the Company's experience in design engineering and its ability to control manufacturing and development costs should allow the Company's product prices to remain competitive. However, there can be no assurance that the Company will be able to improve or maintain its profit margins on sales to OEM customers. See "Business-Competition."

UNCERTAINTY OF FUTURE ACQUISITIONS; INTEGRATION OF ACQUIRED COMPANIES AND POTENTIAL EFFECT OF ACQUISITIONS

    In fiscal 1996, the Company completed the MaP Acquisition and the Clearplas Acquisition, and has entered into a purchase agreement for the Aeroquip Acquisition. Further, the Company has designated a portion of availability under its Senior Credit Facility for use by the Company to make future acquisitions. There can no assurance that the Company will consummate the Aeroquip Acquisition or will be able to locate and acquire additional businesses to enable it to so utilize that portion of the Senior Credit Facility. To the extent that any future acquisitions require the incurrence or assumption of additional indebtedness, a waiver of certain covenants in its new Indenture or an amendment of the Senior Credit Facility may be required. There can be no assurance that any acquisition will be permissible under these loan agreements or that waivers of any such covenants could be obtained.

     In certain instances, a consummated acquisition may adversely affect the Company's financial condition and reported results, depending on many factors, including capital requirements and the accounting treatment of such acquisitions. There can be no assurance that recent acquisitions, the Aeroquip Acquisition or future acquisitions, if completed, will perform as expected, will not result in significant unexpected liabilities or will contribute significant revenues or profits to the Company. Further, integration of the acquired businesses is subject to numerous contingencies, some of which are beyond management's control. Accordingly, no assurance can be given that the Company will be able to successfully integrate any business it acquires. Further, as the Company continues to grow, the increasing size of its operations will place additional demands on existing management resources, which will require the Company to effectively redeploy such resources and, at times, to hire new personnel. If the Company is unable to manage growth effectively, the Company's financial condition or operating results could be materially adversely affected.

CONTROL BY PRINCIPAL SHAREHOLDERS

    Joel D. Tauber, George Mars and David C. Benoit, directors and shareholders of the Company (the "Shareholders"), hold beneficially 67.4% of the outstanding capital stock of the Company. Circumstances may occur in which the interests of the Shareholders could be in conflict with the interests of the holders of the Notes. For example, if the Company encounters financial difficulties or is unable to pay certain of its debts as they mature, the interests of the Shareholders might conflict with those of the holders of the Company's indebtedness. In addition, the Shareholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the Company's indebtedness.


CHANGE OF CONTROL

    The Indenture provides that, upon the occurrence of a Change of Control (as defined in the Indenture), the Company will be required to make an offer to purchase all of the Senior Subordinated Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages thereon, if any, to the date of purchase. Such a Change of Control constitutes an event of default under the Senior Credit Facility. Accordingly, if a Change of Control were to occur, the subordination provisions contained in the Indenture could prohibit the Company from satisfying its obligation to repurchase the Senior Subordinated Notes until all Senior Debt

(as defined in Indenture), including all indebtedness under the Senior Credit Facility, is repaid. There can be no assurance that the Company would have adequate financial resources to repay all of its obligations under the Senior Subordinated Notes upon the occurrence of a Change of Control.

FRAUDULENT CONVEYANCE

    The incurrence by the Company or the Guarantors of indebtedness, such as the Senior Subordinated Notes or the Subsidiary Guarantees (as defined in the Indenture), as applicable, may be subject to review under relevant state and federal fraudulent conveyance laws if a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of the Company or the Guarantors. Under these laws, if a court were to find that, after giving effect to the sale of the Notes or the Subsidiary Grantees, as the case may be, and the application of the net proceeds therefrom, either (a) the Company or any Guarantor incurred such indebtedness with the intent of hindering, delaying or defrauding creditors or (b) the Company or any Guarantor received less than reasonably equivalent value or consideration for incurring such indebtedness and (i) was insolvent or was rendered insolvent by reason of such transaction, (ii) was engaged in a business or transaction for which the property remaining with the Company or any Guarantor constituted unreasonably small capital or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay as they matured, such court may subordinate such indebtedness to presently existing and future indebtedness of the Company or any Guarantor, as the case may be, avoid the issuance of such indebtedness and direct repayment of any amounts paid thereunder to the company's or the Guarantor's creditors, as the case may be, or take other action detrimental to the holders of the Notes and the Subsidiary Guarantees.

    The definition of insolvency for purposes of determining whether a transfer is avoidable as a fraudulent transfer varies depending upon the law of the jurisdiction which is being applied. Generally, however, a debtor would be considered insolvent if the sum of all of its liabilities, including contingent liabilities, were greater than the value of all of its property at a fair valuation, or if the present saleable value of the debtor's assets were less than the amount required to repay its probable liabilities on its debt, including contingent liabilities as they become absolute and matured. There can be no assurance as to what standard a court would apply in order to determine solvency.

    The Company and the guarantors believe that they will receive reasonably equivalent value at the time the indebtedness under the Notes and the Subsidiary Guarantees is incurred. In addition, neither the Company nor the Guarantors believe, that after giving effect to the offering of Senior Subordinated Notes and the application of the net proceeds therefrom, they (i) were or will be insolvent or rendered insolvent, (ii) were or will be engaged in a business or transaction for which their respective remaining property constituted unreasonably small capital or (iii) intend or intended to incur, or would incur debts beyond their respective ability to pay such debts as they mature. There can be no assurance, however, that a court determining the merits of these issues would reach the same conclusion.

ENVIRONMENTAL MATTERS

    The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, and the disposal of hazardous wastes. The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. The Ohio Environmental Protection Agency has raised questions about the air permit status of the Company's facility in Montpelier, Ohio. The Company expects to resolve these questions without making significant financial expenditures, although there can be no assurance thereof. The Company does not believe there are any other pending investigations at the Company's plants or sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in other such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not be material.

    Federal, state and local governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, the Company's products. The Company cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future. Nor can the Company predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist. The enactment of more stringent laws or regulations or stricter interpretation of existing laws and regulations could require additional expenditures by the Company, some of which could be material.


BUSINESS STRATEGY

    The automotive industry is currently characterized by a number of factors which affect the Company and its business strategy. These factors include (i) OEMs' demand for suppliers with efficient, comprehensive research and development, design and manufacturing capabilities, (ii) consolidation of suppliers as a result of increasing OEM demands, and (iii) the globalization of the OEM supplier base. As a result of these factors, suppliers must (i) continually demonstrate the ability to satisfy, in cost efficient ways, the OEMs' design and manufacturing demands and (ii) establish international positions which can effectively supply and service the OEMs.

     The Company seeks to maintain its leadership position in the industry and maximize its revenues and net income by employing its operating strategy, which has the following principal components.

    Focus on Highly Engineered, Value-added Products. The Company believes highly engineered, value-added components are typically more difficult for a customer to produce in-house or a competitor to replicate due to the substantial investment required in specialized engineering, design and manufacturing capabilities. Management believes such products have strong worldwide growth potential and high margins. Further, the Company capitalizes on the specialized design and manufacturing expertise it has developed for one customer by marketing such expertise across its customer base. For example, the Company has recently utilized its CAD/CAM systems, including finite element analysis, to verify the Dodge Dakota door handle design, eliminating the need for prototype tools, and thereby saving one year of product development time and the corresponding required investment. The Company expects to be able to utilize this expertise as more OEMs move away from tooling in designing prototypes.

    Company has a strong quality assurance program and has made substantial investments in technology to monitor and improve quality. Included among these investments are CAD/CAM equipment, statistical process control systems, failure mode and effect systems, process-controlled molding machines and automated assembly equipment. In addition, the Company has material and product test laboratories that monitor product reliability and which are accredited by its major OEM customers, and the Company's engineering functions are ISO 9001 certified. The Company has exceeded the supplier criteria established by Ford and, since January 1996, the Company has experienced a monthly average of only twenty-eight rejects per million parts. Under Ford's criteria for the Company's parts, Ford requires less than 300 rejects per million parts.
Because the Company has substantially exceeded such goals, it considers itself to be a world class supplier.

    Provide Comprehensive Manufacturing and Engineering Capabilities while Improving Cost Competitiveness. In response to increasingly rigorous OEM purchasing and manufacturing policies, the Company has developed comprehensive plastics manufacturing capabilities, including design and engineering, automated manufacturing and assembly, painting and materials and product testing, prototype production and tooling. For example, the Company has developed a manufacturing process which eliminates work-in-progress inventory for its door handle assemblies. Door handle assemblies move directly from the paint line to a work station where they are assembled and packaged as finished products. The Company produces 36 different door handles in 98 different colors for five OEMs. The Company expects to produce approximately 7 million door handle assemblies, consisting of approximately 14 million molded- and painted parts, in 1997 at its Hartford, Indiana facility. In addition to requiring comprehensive manufacturing capabilities, OEMs are demanding market-driven pricing and long-term productivity commitments, which demands are forcing suppliers to eliminate waste and optimize productivity. The Company has invested in and successfully implemented lean manufacturing methodologies, including the use of cell-based manufacturing and automation through state of the art "poke-yoked" (fail safed) devices which have made significant contributions to the Company's product quality and have assisted in the reduction of labor costs and work-in-progress inventory. Cell-based manufacturing utilizes machine vision, robotics and a palletized approach in the production of components. Conversion of a work cell from one application to another is easily accomplished through reprogramming and the installation of new pallets at significantly less cost than a traditional approach to manufacturing products. The Company utilizes a work cell approach to produce pressurized bottles for Ford's F-Series pickup trucks and Taurus/Sable models and to assemble air louvers. To produce pressurized bottles, two halves of the pressurized bottles are molded by two injection molding machines and then fed into fully automated, computerized and "poke-yoked" (fail safed) work cells, which, at the end of the process, assign a serial number to each bottle to allow for lot traceability. In addition, the use of these work cells has enabled the Company to reduce manpower required to assemble air louvers by approximately 50% to 15 people per shift and reduce the number of operators in the production of pressurized bottles from 5 to 1.

    Establish a Global Position. The Company has acquired strategic positions in Europe in order to serve its customers on a global basis. Several OEMs have announced certain models designed for the world automobile market. As a result, certain domestic and European OEMs have encouraged their existing suppliers to establish foreign production support for World Car programs. During 1996, the Company acquired a manufacturing presence in the UK and Portugal. The ability to produce product in both locations has resulted in the award of new programs from the existing customer base in North America and Europe. This expansion has also resulted in the addition of new customers such as Rover. The Company will use its presence in Europe as a base to establish opportunities for further expansion through acquisition.

    Enhance Tier I Relationships. The OEMs continue to give more responsibility for total program management to large Tier I suppliers. These suppliers are evaluating the available supply of parts and whether the manufacturers who are currently supplying them are qualified. As Tier I suppliers shift to more qualified automotive parts manufacturers, the Company believes that it is well positioned to take advantage of such change. The Company has recently received programs from TRW Inc., Lear Corp., United Technologies Automotive, Magna International, Inc., and Johnson Controls, Inc. which represent an expansion of the Company's traditional customer base of OEMs and transplants.

    Make Selected Acquisitions. Inr ecent years, OEMs have instituted policies which have resulted in the consolidation of the automotive supplier
industry.   Through strategic acquisitions, the Company believes it can leverage off of its existing engineering and manufacturing capabilities, quality focus and relationships with its customers by adding complementary product lines and achieving greater economies of scale. In 1996, the Company acquired Clearplas and MaP. The Clearplas Acquisition resulted in the Company adding Rover to its customer base and enhanced the Company's global position. The MaP Acquisition furthered the globalization of the Company's decorative bezel business.

PRODUCTS

    The Company manufactures the variety of highly engineered plastic components described below. In 1996, revenues from door handle assemblies, pressurized bottles and decorative bezels represented approximately 45% of the Company's net sales. No other product represented more than 10% of the Company's sales.

    Door Handle Assemblies (22.0% of 1996 net sales). The Company's principal products are interior and exterior door handle assemblies. The Company is the largest independent manufacturer of plastic door handles in North America. The Company estimates that it currently supplies approximately 57% of all plastic door handles used by Ford, approximately 50% of the outside plastic door handles used by Chrysler and approximately 31% of the door handle assemblies used by GM.

    Pressurized Bottles (13.5% of 1996 net sales). Since 1990, the Company has produced underhood pressurized coolant bottles and remote power steering reservoirs with integral filters and assembled caps. The manufacture of these products require newly engineered plastic resins, automated assembly machines and special testing equipment. The pressurized coolant bottles are replacing blow molded coolant bottles on new aluminum overhead cam engines.

    Decorative Bezels (9.2% of 1996 net sales). Decorative bezels consist of the face plate and speaker button assembly. The Company's decorative bezel components, also introduced in 1990, utilize its plastic molding, painting, robotic assembly and laser etch marking capabilities for high-volume production and a near zero-defect rate. Laser etch marking technology is more cost efficient than traditional marking techniques for imprinting decorative bezel push buttons.

    Interior Trim Components. The Company's interior trim components include seat shields, seat track covers, seat belt trim and switch housing.

    Precision Molded Parts. The Company's precision molded parts consist of mass airflow housing units, throttle bobbins and cam assemblies.

    Instrument Cluster Components. Instrument clusters consist of backplates, trim masks, and clear plastic lenses which house the vehicle's odometer, oil, temperature and other gauges.

    Electrical Connector Covers. These components are used as the casing for multiple electrical connector systems and are supplied to wire harness system manufacturers for automotive and communication applications.

    Air Louvers. Air louvers provide directional air control for automotive heating and cooling systems and are supplied as subsystems to instrument panel and door system manufacturers. The Company continues to make substantial improvements in the design and development of intricate new tooling and robotic assembly equipment used in the manufacture of its air louver products.

    Speaker Grilles. The Company uses advanced manufacturing technology to mold decorative speaker grilles which are thin, highly contoured and have intricate hole patterns. These characteristics provide clear sound transmission and enable the Company to market its plastic speaker grilles as a lower cost alternative to metal ones.

    Underhood Functional Components. The Company's underhood functional products consist of various sophisticated electronic and fuel delivery components including speed control housings, remote anti-skid brake system modules, and distributorless ignition systems. OEMs are increasingly substituting plastic for metal in the underhood components and systems in an effort to reduce cost, noise, weight, to improve airflow and to increase aesthetic appeal.

    Other Products: The Company also manufacturers a variety of other automotive components, such as shift knobs, air dams, insulators, light housings, fuel shields and hood latches. Plastic components manufactured for non-automotive use include electrical and office supply products.

CUSTOMERS, MARKETING AND ENGINEERING SUPPORT

    The Company's principal customers are Ford, Chrysler, GM, Rover, Honda and their respective Tier I suppliers. The approximate net sales and percentage of net sales to the Company's principal customers, including respective Tier I suppliers, for the year ended December 31, 1996 are shown below:

                                                   SALES           % 1996 SALES
                                                   -----           ------------
                                               (IN MILLIONS)
         Ford ...............................      $138.8              63.9%
         Chrysler ...........................        25.9              11.9
         GM .................................        19.9               9.2
         Rover ..............................        16.0               7.4
         Honda ..............................        3.2                1.5
         Other ..............................        13.3               6.1
                                                   ------             -----
             Total ..........................      $217.1             100.0%

         Sales to OEMs and Tier I suppliers are made directly by the Company's sales staff, consisting of 31 individuals, of which 8 were added through the MaP Acquisition and Clearplas Acquisition and 3 have been added in 1997. In North America, the Company is expanding its sales effort to Tier 1 suppliers and domestic transplant customers and, in Europe, is augmenting its sales efforts to capture opportunities available in Europe. The Company's engineering personnel are an integral part of the Company's sales effort because of the need to be involved in the early stages of product design and development.

         Because OEMs demand early involvement of suppliers in the design and engineering aspects of product development, the Company, in recent years, has substantially increased its design, engineering and tooling capabilities. The Company maintains a 67-person mold building operation for construction of complex production tooling and, in 1996, the Company established a new technical center which is ISO 9000 certified and which houses its engineering and design group. The Company has 74 product engineers and 34 CAD/CAM engineers, in addition to the manufacturing engineers located at the Company's facilities. The Company has an advanced computer aided design and computer aided manufacturing (CAD/CAM) system with multiple work stations and a product test laboratory which supports its engineering and manufacturing operations. The Company provides complete black box (in which the Company has principal design responsibility) and gray box (in which the customer has principal design responsibility) engineering capabilities for door handles, power steering reservoirs, air louvers, pressurized coolant bottles and decorative bezels.
The Company's engineering staff works closely with customers' engineers in designing the specifications of the product material, the part to be produced and the tooling required to produce the finished product. The Company's engineering functions have been ISO 9000 certified and the Company believes its design, engineering and tooling expertise has been an important factor in its ability to broaden its product lines, maintain its existing customer base, and attract a new customer base.

         The Company obtains most of its new orders through a presourcing process by which the customer invites one or a few preferred suppliers to manufacture and design a component or assembly that meets certain price, timing and functional parameters. Upon selection at the development stage, the Company and the customer typically agree to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, the Company receives a blanket purchase order that covers parts to be supplied for a particular car model. Such supply arrangements normally extend over the life of the model, which is generally four to seven years. In addition, the Company competes to supply parts for successor models even though the Company may currently supply parts on the predecessor model.

         Products under development are assigned a target sale price which is reevaluated from time to time during the product development cycle. Prior to the Company's commitment for full production, the Company and the customer must agree on a final price, which, in some instances, may be subject to negotiated price reductions over the term of the project. Consequently, the Company's ability to improve operating performance is dependent primarily on its ability to reduce costs and operate more efficiently. Although the Company historically has regained the loss caused by price reductions to the OEMs through cost reduction initiatives and assistance from the OEMs, there can be no assurance that future price reductions, increased quality standards or additional engineering capabilities required by OEMs will not have a material adverse effect on the financial condition or results of operations of the Company.

MANUFACTURING OPERATIONS

         Product Manufacturing. The Company's core manufacturing technologies are small press injection molding, automated assembly, pad printing, painting, laser etching, sonic welding and hot plate welding. As part of its strategy to supply highly engineered, value-added components, the Company has substantially expanded the use of automation and robotics in its assembly operations. For example, robotics are used in the assembly of door handle latching systems and decorative bezels, and the Company's "poke-yoked" (fail safed) system is utilized in the production of air louvers. These capabilities enhance quality and reliability and reduce labor costs.

         The Company has organized its production process to minimize the number of manufacturing functions and the frequency of material handling, thereby reducing labor costs. In addition, the Company utilizes, where practical, a flexible manufacturing process which uses cellular manufacturing to allow a continuous flow of parts with minimal set-up time. Such cellular manufacturing utilizes machine vision, robotics and a pelletized approach and can be easily converted from one product application to the other with re-programming and new pallets at a cost lower than traditional work cell approach. The Company also utilizes just-in-time manufacturing and sourcing systems in an attempt to meet its customers' requirements for faster deliveries while minimizing inventory levels.

         The Company believes, its broad base of class A paint application capabilities positions it well for supplying the domestic and foreign exterior trim market. The Company is able to provide both high-bake, high solids painting, which is traditionally preferred by domestic OEMs, and low-bake, two component painting, which is preferred by foreign OEMs. The Company has also developed paint application technology utilizing innovative robotic applications which has enabled the Company to reduce costs by improving paint transfer efficiency.

         Tooling and CAD/CAM Design. The Company's plastic components have sophisticated tooling requirements, the costs for which are generally billed to the customer at preauthorized levels. Development of the tooling typically begins approximately two to three years before production, after the Company is selected by the customer to develop a particular component or assembly At that time, the Company commences its tooling design and development work and accumulates in inventory the costs incurred. The production tooling and gauges are ordered generally one year prior to production. Upon completion of the development stage and delivery of the tooling, the customer is billed. The Company supplies approximately one-third of its tooling requirements from its own advanced tooling operation. The remaining tooling requirements are purchased from other tool makers.

         Although tooling costs are preauthorized by the customer pursuant to specified guidelines, such costs are subject to audit and acceptance by the customer. In addition, tooling cost guidelines are subject to interpretation by the OEMs and are changed from time to time without prior notice to the Company.

         Recently, OEMs have begun the process to eliminate tooling because of the high costs and long lead time the tooling process involves in the development of new products. To assist OEMs in this need and to further strengthen its customer relationships, the Company is utilizing more CAD/CAM systems in product design. For example, the Company utilized its CAD/CAM systems, including finite element analysis, to design and verify prototypes for Chrysler's Dodge Dakota door handle program. Management believes that additional opportunities exist to utilize its CAD/CAM expertise.

         Product Quality. Among the most important factors in maintaining preferred supplier status with OEMs is product quality. The Company has a strong quality assurance program and has made substantial investments in technology to monitor and improve quality. Included among these investments are CAD/CAM equipment, statistical process control systems, failure made and effect systems and Process-controlled molding machines. The Company encourages employee participation in quality improvement through the use of quality circles and team-oriented problem solving techniques.

         In addition, the Company has material and product test laboratories accredited by its major OEM customers, which monitor production efficiency and product reliability. In cooperation with its customers, the Company regularly conducts tests on its raw materials to reduce variability and inconsistencies in properties such as melt flow, filler content, moisture and tensile strength to meet the requirements of the Company's major OEM customers. The Company also conducts a variety of engineering specification and climate testing on new and existing products.


Raw Materials

         The principal raw materials used by the Company are engineered plastic resins such as nylon, polypropylene and ABS, all of which are available from several suppliers, except that the customer generally specifies a single supplier to be used by the Company in connection with a specific program. The Company has no reason to believe that there will not be an ample supply of its raw materials for the reasonably foreseeable future, but the Company cannot make any prediction as to the future price of such raw materials. The Company is generally not able to pass on to its customers any increase in raw material costs; however, the Company, in the past two years, has not experienced any significant increases in the prices of its raw materials as result of the consolidation of procurement and supply of raw materials. A substantial interruption in the Company's supply of plastic resins, or a material increase in the price thereof, could have a material adverse effect on the Company.

Employees

         At December 31, 1996, the Company employed approximately 2,780 persons in North America and Europe. The Company believes that relations with its employees are good. Hourly employees at the Company's Plymouth, Michigan facility (approximately 12% of all employees) and Key U.K. (approximately 11% of all employees) are the only employees represented by collective bargaining units. The Plymouth employees are represented by Local 7639 International Union of United Paper Workers pursuant to a collective bargaining agreement which expires on December 7, 2000. The workforce at Key's Coventry facility is represented by two unions: Amalgamated Electrical and Engineering Union ("AEEU") and Manufacturing, Scientific and Finance Union ("MSF"). Both AEEU and MSF follow the traditional negotiation patterns seen in Great Britain by renegotiating terms and conditions on an annual basis. The AEEU contract is generally re-negotiated in January/February of each year. Those negotiations are currently being conducted and are expected to conclude without incident. The Company expects to begin renegotiation of the MSF contract in April.

ENVIRONMENTAL MATTERS

         The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, and the disposal of hazardous wastes. The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. The Ohio Environmental Protection Agency has raised questions about the air permit status of the Company's facility in Montpelier. The Company expects to resolve these questions without making significant financial expenditures, although there can be no assurance thereof. The Company does not believe there are any other pending investigations at the Company's plants or sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in other such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not be material.

         Federal, state and local governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, the Company's products. The Company cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future. Nor can the Company predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist. The enactment of more stringent laws or regulations or stricter interpretation of existing laws and regulations could require additional expenditures by the Company, some of which could be material.

COMPETITION

         The Company's business is highly competitive. Competition generally occurs on the basis of product groups. A large number of actual or potential competitors exist, including the internal component operations of the OEMs as well as independent suppliers, many of which are larger than the Company. Some of the Company's competitors include Donnelly Corporation, Lear Corp., TRINOVA Corporation, Summit Plastic Co., LDM Technologies, Inc., Fawn Industries, Inc., Lacks Industries, Inc., United Technologies, Inc., and Geiger Technik., although none of these competitors compete with the Company along all product lines. In addition, the Company's business is increasingly competitive due to the supplier consolidation resulting from changing OEM policies. The Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to four years prior to the marketing of such models to the public. Because of the large investment by OEMs in tooling and the long lead time required to commence production, OEMs generally do not change a supplier during a program.

         The Company competes on the basis of quality, cost, timely delivery and customer service and, increasingly, on the basis of design and engineering capability, painting capability, new product innovation and product testing capability.

         Some of the OEMs have adopted supplier management policies designed to strengthen their supply base. These policies include designating only some of the suppliers as preferred future suppliers and, in some cases, encouraging new suppliers to begin to supply selected product groups.

ITEM 2.  PROPERTIES

         All of the Company's facilities are owned by the Company, except for the Company's world headquarters and the Company's facilities in Grand Rapids, Michigan and Coventry, U.K., which are leased. Management believes that its facilities are adequate for its present needs. The Company's operations are located in the following communities.

                                     APPROXIMATE
LOCATION                            SQUARE FOOTAGE                  DESCRIPTION OF USE
--------                            --------------                  ------------------
Novi, MI .....                           29,000                     World Headquarters and
                                                                       Technical Center
Plymouth, MI ........................   168,000                     Manufacturing
Felton, PA (Plant 1) ................    53,000                     Manufacturing
Felton, PA (Plant 2) ................    39,060                     Manufacturing
Hamilton, IN ........................    54,000                     Manufacturing
York, PA (Plant 1) ..................    22,000                     Manufacturing
York PA (Plant 2) ...................    40,000                     Manufacturing
Montpelier, OH ......................    79,000                     Painting
Hartford City, IN ...................    50,000                     Painting and Assembly
Chihuahua, MX .......................    65,000                     Manufacturing
Grand Rapids, MI ....................    56,000                     Manufacturing
South Bend, IN ......................    80,000                     Manufacturing
Coventry, UK .......................    100,000                     Manufacturing and Painting
Leiria, Portugal ...................     84,000                     Manufacturing and Painting

ITEM 3.  LEGAL PROCEEDINGS

         The Company is, from time to time, involved in routine litigation arising out of the ordinary course of its business. The Company believes currently pending or threatened litigation will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SEURITY HOLDERS.

         Not Applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common equity is privately held by 26 persons and, therefore, has no established public trading market. The Company has elected to be taxed as an S-Corporation. Under the provisions of this election, the Company is not subject to federal income taxes. The Company's policy is to pay dividends to the shareholders for the income taxes due on the shareholders' share of the Company's taxable income. See Note 1 to Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected historical consolidated financial data of Key Plastics, Inc. for the five year period ended December 31, 1996. The selected consolidated financial data for such fiscal years were derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements of the Company for each of the three years in the period ended December 31, 1996 are included elsewhere in this Annual Report on Form 10-K together with the report thereon of Coopers & Lybrand, L.L.P., independent accountants. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company presented elsewhere in this Annual Report on Form 10-K.

                                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                    1992         1993         1994(a)     1995(a)     1996(b)
                                                    ----         ----         ----        ----        -------
                                                                   (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Net sales ...................................  $ 119,600     $149,658     $194,112    $179,251     $217,087
  Cost of sales ...............................     95,646      120,902      158,052     141,707      177,635
                                                 ---------     --------     --------    --------     --------
     Gross profit .............................     23,954       28,756       36,060      37,544       39,452
  Selling, general and administrative
    expenses...................................      9,721       10,362       13,955      15,531       16,532
  Amortization ................................      1,841          899          784         641          658
                                                 ---------     --------     --------    --------     --------
     Operating income .........................     12,392       17,495       21,321      21,372       22,262
  Interest expense ............................     10,553       11,575       12,752      14,292       15,211
  Extraordinary item-loss on early retirement
     of debt (c) ..............................      5,840          ---          ---         ---          ---
  Cumulative effect of accounting change (d) ..        354          ---          ---         ---          ---
                                                 ---------     --------     --------    --------     --------
     Net income ...............................  $ (4,355)     $  5,920     $  8,569    $  7,080     $  7,051
                                                 =========     ========     ========    ========     ========

  Ratio of earnings to fixed charges (e) ......        ---         1.5x         1.6x        1.5x         1.4x

OTHER FINANCIAL DATA:

  EBITDA (f) ..................................  $  18,370     $ 23,305     $ 27,588    $ 28,984     $ 32,095
  Depreciation and amortization ...............      5,978        5,810        6,267       7,612        9,833
  Capital expenditures:
     Acquisitions of property, plant and
         equipment, net .......................      6,911       16,816       16,1891      4,047       16,738
     Property, plant and equipment from
         acquired business ....................        ---          ---          ---         ---       23,109

BALANCE SHEET DATA:

  Total assets ................................   $ 74,625     $ 96,556     $121,853    $126,090     $193,204
  Total debt ..................................     92,748      102,859      111,060     119,640      149,062
  Long-term debt ..............................     87,168       85,818      103,522     102,467       84,578
  Total shareholders' equity (deficit) (g) ....    (42,504)     (29,841)     (23,427)    (20,875)     (15,563)

_______________

(a) The Company's financial statements for the years ended December 31, 1994 and 1995 have been restated to reflect errors in previously reported amounts. See Note 11 of Notes to Consolidated Financial Statements.

(b) The income statement data and other financial data for 1996 reflect the results of the Clearplas Acquisition as of May 1, 1996 and the MaP Acquisition as of November 1, 1996.

(c) Reflects a non-cash charge representing unamortized original issue discount on certain subordinated notes of the Company which were retired in 1992 at their fair value.

(d) Reflects the adoption of the requirements of Statement of Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

(e) For purposes of this computation, earnings consist of income (loss) before income taxes plus fixed charges. Fixed charges consist of interest on indebtedness plus that portion of lease rental expense representative of the interest factor. The Company's earnings were insufficient to cover fixed charges for the fiscal year ended December 31, 1992 by approximately $4.4 million. Net income for 1992 includes a $5.8 million non-cash extraordinary loss item which reflects unamortized original issue discount on certain subordinated notes of the Company which were retired at their face value.

(f) EBITDA is defined as operating income plus depreciation and amortization. EBITDA is presented because it is widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(g) Shareholders' deficit results primarily from a distribution in 1988 to the Company's shareholders of approximately $57 million as a dividend and a repurchase of stock held by persons who were not employees of the Company at such time, partially offset by the Company's cumulative net income, dividends and other capital transactions.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. The Company's financial statements for the years ended December 31, 1994 and 1995 have been restated to reflect errors in previously reported amounts. See Note 11 of Notes to Consolidated Financial Statements.

1996 FISCAL YEAR COMPARED TO 1995 FISCAL YEAR

         Net sales of the fiscal year ended December 31, 1996 (the "1996 Fiscal Year") increased by $37.8 million, or 21.1%, over net sales for the fiscal year ended December 31, 1995 (the "1995 Fiscal Year"). The increase is primarily attributable to the Clearplas Acquisition, which accounted for $24.2 million of the increase in net sales of the Company from the 1995 Fiscal Year, and to the MaP Acquisition, which accounted for $5.3 million of the increase in net sales of the Company from the 1995 Fiscal Year. In addition, North American product sales increased by $10.2 million, or 6.6%, primarily due to new program launches. Tooling sales declined by $1.9 million, or $7.3%. This decline, however, is not indicative of future program activity in that tooling related inventory at December 31, 1996 increased by $7.4 million to $17.6 million from $10.2 million at December 31, 1995.

         Gross profit for the 1996 Fiscal Year increased by $1.9 million, or 5.1%, over gross profit for the 1995 Fiscal Year. Gross profit margin decreased by 2.7%, from 20.9% in the 1995 Fiscal Year to 18.2% in the 1996 Fiscal Year. This decrease stemmed primarily from increased price concessions (1.4%) and lower European margins compared to North American Margins (1.3%).

         Selling, general and administrative expenses (SG&A) for the 1996 Fiscal Year increased by $1.0 million, or 6.4%. The increase results from addition SG&A resulting from the MaP Acquisition and the Clearplas Acquisition or $2.3 million, partially offset by lower North American SG&A. As a percent of net sales, SG&A decreased from 8.7% in the 1995 Fiscal Year to 7.6% in the 1996 Fiscal Year. The percentage point reduction relates primarily to increased 1996 Fiscal Year sales.

         Interest expense increased from $14.3 million in the 1995 Fiscal Year to $15.2 in the 1996 Fiscal Year as a result of higher average debt, resulting primarily from borrowings related to acquisitions and capital asset purchases.

         Net income for the 1996 Fiscal Year remained substantially unchanged from the 1995 Fiscal Year as a result of the foregoing.

1995 FISCAL YEAR COMPARED TO 1994 FISCAL YEAR

         Net sales for the 1995 Fiscal Year decreased by $14.9 million, or 7.7%, over net sales for the fiscal year ended December 31, 1994 (the "1994 Fiscal Year"). The decrease is attributable to a $18.4 million, or 10.7%, decrease in the sales of injection molded plastic parts partially offset by a $3.6 million, or 16.2%, increase in tooling revenues. The decrease in injection-molded plastic part revenues resulted primarily from related vehicle production decreases.

         Gross profit for the 1995 Fiscal Year increased by $1.5 million, or 4.1%, from gross profit for the 1994 Fiscal Year. Gross profit margin for the 1995 Fiscal Year increased by 2.3 percentage points, from 18.6% in the 1994 Fiscal Year to 20.9% in the 1995 Fiscal Year. Gross margin improvement resulted primarily from the Hartford City, Indiana, Grand Rapids, Michigan and Chihuahua, Mexico facilities which were launched in 1994, and became fully operational in the 1995 Fiscal Year.

         SG&A expenses for the 1995 Fiscal Year increased by $1.6 million, or 11.3%, over the same period in the 1994 Fiscal Year. As a percent of net sales. SG&A increased to 8.6% from 7.2% in the 1994 Fiscal Year. This increase is primarily attributable to the aforementioned start-up facilities.

         Interest expense increased from $12.8 million to $14.3 million in the 1995 Fiscal Year as a result of higher average debt, resulting primarily from $14.0 million of capital asset purchases and a $2.9 million increase in net working capital, excluding debt obligations.

         Net income for the 1995 Fiscal Year decreased by $1.5 million, or 17.4%, from net income for the 1994 Fiscal Year as a result of the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

         The working capital deficit at December 31, 1996 was $40.2 million reflecting a decrease in working capital of $49.3 million over December 31, 1995. The decrease is primarily a result of current maturities of long-term debt obligations increasing to $64.5 million at December 31, 1996 compared to $17.2 million at December 31, 1995.

         Net cash provided from operations totaled $14.5 million and $11.7 million in the 1996 Fiscal Year and the 1995 Fiscal Year, respectively. Net cash provided by operating activities in the 1996 Fiscal Year was comprised primarily of $16.8 million from net income, depreciation and amortization.

         Net cash used in investing activities of $47.9 million consisted of $39.8 million of capital spending, $23.1 million of which related to acquisitions. The Company believes that its 1997 capital expenditures (exclusive of any potential acquisitions) will be approximately $15 million, or which approximately $11 million will be for new programs and related capacity. However, the Company's capital expenditures may be greater than currently anticipated as a result of new business opportunities.

         Net cash provided by financing activities was $33.5 million. Additional borrowings less principal payments provided $31.1 million. Cash dividends attributable to shareholder tax payments of $1.8 million were paid in 1996.

         At December 31, 1996, the Company had total indebtedness of $149.1 million, of which $45.5 million was incurred pursuant to the Company's existing credit facility and $65.0 million was incurred pursuant to the notes issued under the Indenture dated November 17, 1992 by and between the Company and Society Bank (now known as Mellon Bank), as amended (the "Old Notes").

     The Company's principal cash requirements are to meet debt payments, fund its capital plan (including, where necessary, acquisitions) and for working capital needs. On February 19, 1997, the Company commenced a tender offer to
repurchase all of the Old Notes.   On March 24, 1997, the Company entered into
the Senior Credit Facility, which provides for borrowings of up to $140.0 million, and completed a private offering of Senior Subordinated Notes in the aggregate principal amount of $125.0 million, with proceeds of approximately $121 million, after discounts, commissions and expenses. Loans under the Senior Credit Facility are secured by substantially all of the assets of the Company and constitute Senior Debt of the Company.

         The revolving credit portion of the Senior Credit Facility (the "Revolving Credit Facility") constitutes $125.0 million of the Senior Credit Facility of which $30.0 million of availability may be used to issue letters of credit. A portion (the "Acquisition Portion") of the Revolving Credit Facility in an amount equal to approximately $30 million will only be available simultaneous with the consummation of certain acquisitions. Such Acquisition Portion may be funded no later than July 22, 1997 (unless extended by the requisite lenders). A portion of the Revolving Credit Facility in an amount equal to the amount of Old Notes which are not tendered pursuant to the tender offer will be available to make principal payments on the Old Notes.
Borrowings under the Revolving Credit Facility will be subject to a number of conditions, including the satisfaction of a borrowing base formula.

         The remaining $15.0 million of availability will be term indebtedness (the "Term Facility Tranche"). The Company drew the full amount of the Term Facility Tranche on March 24, 1997 to repay certain indebtedness of the Company.

         The Company has used, and intends to use, the net proceeds of the offering of Senior Subordinated Notes and borrowings under the Senior Credit Facility to repay, in full, borrowings under the existing credit facility and certain other indebtedness including the Company's repurchase of $40.1 million in aggregate principal amount of Old Notes validly tendered and not withdrawn pursuant to a Tender Offer. After such repurchase on March 24, 1997, approximately $24.9 million in aggregate principal amount of the Old Notes remain outstanding.

         The Company anticipates that its operating cash flow, together with additional available borrowings under the Senior Credit Facility, will be sufficient to meet the aforementioned requirements.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary financial information included in this Annual Report on Form 10-K are set forth on the Index to Consolidated Financial Statements appearing on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 10.   DIRECTORS AND OFFICERS


The following are the directors and executive officers of the Company:

Name                                              Age       Position with the Company
----                                              ---       -------------------------
Joel D. Tauber ..........................         61        Director
George Mars .............................         59        Director
David C. Benoit .........................         48        Chief Executive Officer and a Director
Leonard R. Griffin ......................         45        President and Chief Operating Officer
A.E. "Gene" Stull .......................         49        Vice President,  Sales and Marketing
Calvin A. Saur ..........................         45        Vice President,  Engineering
Douglas C. Chapple ......................         45        Vice President,  Eastern Group
Henry J. Wojtaszek ......................         53        Vice President,  Western Group


E.R. "Skip" Autry .......................         42               Chief Financial Officer
William J. Luka .........................         50               Vice President,  Quality
Richard J. Blough .......................         50               Vice President,  Administration and Human Resources
Mark J. Abbo ............................         44                      Treasurer

         Joel D. Tauber formed the Company with Messrs. Mars and Benoit in 1986 and has been a director and Chairman of the Board since that time. The Company was formed to acquire the assets of the plastics division of Key International Manufacturing, Inc. ("KIMI" ), a company involved in plastics manufacturing for over twenty years and in which Mr. Tauber served as President. Mr. Tauber is a manufacturing executive, business consultant and investor. Mr. Tauber is President of Keyco Bond Fund, Inc. and serves as Chairman of the Board of Complex Tooling & Molding, Inc., Keywell Corporation and KMGl, Inc.

         George Mars formed the Company with Messrs. Tauber and Benoit in 1986, has been a director since that time and Co-Chairman of the Board since 1995. Prior to his retirement, Mr. Mars served as President of the Company from 1986 to 1995. Mr. Mars was a General Manager of the plastics division of KIMI.

         David C. Benoit formed the Company with Messrs. Tauber and Mars and has been a director since the Company's formation in 1986. Mr. Benoit was Executive Vice President of the Company from 1986 to 1995, when he was appointed to his current position of Chief Executive Officer. Mr. Benoit was Chief Financial Officer of KIMI and has 16 years experience in the automotive industry.

         Leonard R. Griffin, President and Chief Operating Officer of the Company, joined the Company in April 1995. Prior to joining the Company, Mr. Griffin served for five years as President of Woodbridge Inoac, Inc., a joint venture partnership formed by Woodbridge Group, a Canadian plastics company and Inoac, Ltd., a Japanese automotive parts supplier. Prior to serving as President of Woodbridge, Mr. Griffin was General Manager of Rockwell International's Automotive Plastics Products Operations. Mr. Griffin's business experience consists of over 27 years in the automotive industry, including the foregoing, and years spent in management, manufacturing and quality control capacities at Libbey Owens Ford (now known as TRINOVA Corporation) and Allen Industries.

         A.E. Stull has been Vice President, Sales and Marketing of the Company since November 1991, and has served in various other capacities at the Company since 1988. Mr. Stull joined the Company in November 1988 and served as Vice President, Sales and Marketing of the Company's Plymouth Division until November 1991 when he became Vice President, Sales and Marketing for all Company operations. Prior to joining the Company, Mr. Stull was Director of Sales for Magna International, Inc., Tesma Group, an automotive supplier.

         Calvin A. Saur has been employed at the Company since 1986 and, since May 1995, has been Vice President, Engineering of the Company. Prior to attaining his present position, Mr. Saur held various other positions at the Company, including Vice President, Research and Development. Mr. Saur has been employed in the automotive industry for 26 years.

         Douglas C. Chapple has been Vice President, Eastern Group of the Company since November 1996. Prior to joining the Company, Mr. Chapple was, from 1994 to 1996, Vice President, Manufacturing of Dott Industries, Inc., a privately owned finisher and decorator of plastic products, including painted interior components, exterior grilles and encapsulated assemblies. Before joining Dott Industries, Inc., Mr. Chapple was employed, for over 17 years, by General Motors Corporation in a variety of manufacturing and engineering capacities, including Director of Engineering at GM's Inland Fisher Guide Division.

         Henry J. Wojtaszek has been employed at the Company for 11 years in various manufacturing capacities, and since 1996, has been Vice President, Western Group. Mr. Wojtaszek has been employed in the automotive industry for 34 years and has been a president of the Society of Plastics Engineers.

         E.R. "Skip" Autry, Vice President, Finance and Procurement, is the Chief Financial Officer of the Company and joined the Company in 1995. Prior to joining the Company, Mr. Autry held various finance positions at Chrysler Corporation from 1986 to 1995, including, Director, Corporate Accounting, Manager, Corporate Investments and Analysis and Controller, Corporate Staff. From 1976 to 1986, Mr. Autry held various positions at Coopers & Lybrand, specializing in manufacturing and publicly held companies.

         William J. Luka has been Vice President, Quality of the Company since 1993. Prior to joining the Company, Mr. Luka was employed at Ford Motor Company for three years as a Supplier Quality Engineer Auditor, where he was actively involved in the development of Ford's QOS Methodology. Among his various duties, Mr. Luka is responsible for implementing ISO-9000 throughout the Company. Mr. Luka has been employed in the automotive industry for 26 years and has been certified as a QS Auditor by the QS 9000 Registration Accreditation Board.

         Richard J. Blough has been Vice President, Administration and Human Resources of the Company since 1996. Prior to joining the Company, Mr. Blough was Vice President, Human Resources at Electro-Wire Products, Inc., for two years, Electro-Wire Products supplies wiring and electrical components to the automotive and heavy truck industries. Prior to joining the Company, from 1989 to 1994, Mr. Blough was Director of Human Resources for the corporate office at American Brass Company Incorporated. Mr. Blough has 27 years experience in the automotive industry.

         Mark J. Abbo has been Treasurer of the Company since 1993. Mr. Abbo joined the Company in 1988 as Corporate Controller and held that position until he was appointed Treasurer in 1993.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information as to the cash compensation earned by each of the Company's five most highly paid current executive officers who earned more than $100,000 for services rendered to the Company during the three years ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                      ALL OTHER
NAME AND TITLE                          YEAR         SALARY            BONUS          COMPENSATION
--------------                          ----         ------            -----          ------------
David C. Benoit ......................  1996       $275,000         $125,000            $ 1,300(a)
Chief Executive Officer                 1995         361,000          37,500              1,500(a)
                                        1994         306,000          50,000             16,509(b)

Leonard R. Griffin ...................  1996         240,000          106,000               700(a)
President (c)                           1995         156,125          76,042                  ----
                                        1994            ----             ----                 ----

A.E. Stull ...........................  1996         137,000          39,200              1,300(a)
Vice President, Sales & Marketing       1995         137,000          35,000              1,500(a)
                                        1994         130,000          20,000              1,500(a)

Calvin A. Saur .......................  1996         117,000          24,250              1,300(a)
Vice President, Engineering             1995         110,000          20,000              1,500(a)
                                        1994         110,000          10,000              1,500(a)

Henry J. Wojtaszek ...................  1996         96,500           40,950              1,300(a)
Vice President, Western Group           1995         90,000           21,042              1,500(a)
                                        1994         85,000           54,438              1,500(a)


_____________
(a) Represents profit sharing amounts paid to the named executive officers.

(b) Represents fees earned in capacity as a director of the Company and/or amounts contributed to the Company's retirement savings plan on behalf of the named executive officer.

(c)      Joined the Company in 1995.


                       1996 FISCAL YEAR-END OPTION VALUES

                                              NUMBER OF                          VALUE OF
                                         SECURITIES UNDERLYING           UNEXERCISED EXERCISABLE
                                    UNEXERCISED EXERCISABLE OPTIONS        IN-THE-MONEY OPTIONS
NAME                                   AT 1996 FISCAL YEAR-END          AT 1996 FISCAL YEAR-END(A)
----                                   -----------------------          --------------------------
David C. Benoit .................                ---                               $---
Leonard R. Griffin ..............                1,250                            26,000
A. E. Stull .....................                5,500                            318,550
Calvin A. Saur ..................                ---                               ---
Henry J. Wojtaszek ..............                ---                               ---

(a) The dollar values in this column are calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at December 31, 1996. The Company is privately held and no public market exists for the Company's Common Stock. Fair market value has been determined by the Company's Board of Directors.

CHANGE OF CONTROL ARRANGEMENTS - LONG TERM INCENTIVE PLAN

         The Company's Long Term Incentive Plan (the "LTIP") is intended to provide additional incentive to officers, including the executive officers named in the Summary Compensation Table, and other eligible key employees of the Company. The LTIP provides compensation to the employees who are included in the LTIP and who remain employees as of the date of the occurrence of a Third Party Transaction (as defined) of the Company. A Third Party Transaction is defined as an initial public offering of the Company's Common Stock, a sale of all or substantially all of the Company's Common Stock or a sale of all or substantially all of the Company's assets. In the event that a Third Party Transaction occurs, each eligible employee will be entitled to payment based on a formula equal to the Total Incentive Pool (as defined) multiplied by the result obtained by multiplying a factor assigned to each employee at the time such employee is included in the LTIP times the employee's Cumulative Base Compensation. Cumulative Base Compensation means the total base compensation earned by such employee from the date of inclusion in the LTIP to the date of occurrence of a Third Party Transaction. The factor assigned to each employee is based upon the level of management in which the employee is included. Total Incentive Pool means the total of all Cumulative Base Compensation of every eligible employee. The LTIP will fund upon the occurrence of a Third Party Transaction and terminates as of the date of such occurrence.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of January 31, 1997 owned by the directors of the Company, the named executive officers, and all directors and officers as a group, and by other holders known to the Company as having beneficial ownership of more than 5% of the Common Stock.

Each person exercises sole investment and voting rights with respect to the shares of Common Stock shown in the table below unless otherwise stated. The address of each of the following persons is Suite 200, 21333 Haggerty Road, Novi, Michigan 48375.

                                                        NUMBER OF SHARES           PERCENTAGE OF
                                                        OF COMMON STOCK             OUTSTANDING
DIRECTORS, OFFICERS AND FIVE PERCENT HOLDERS           OWNED BENEFICIALLY            SHARES(A)
--------------------------------------------           ------------------            ---------
Joel D. Tauber ..................................            90,828                     26.3%
David C. Benoit .................................            79,833(b)                  23.1%
George Mars .....................................            62,065                     18.0%
Kenneth A. Dishell ..............................            18,700                      5.4%
Henry A. Wotjaszek ..............................            11,578                      3.4%
Calvin A. Saur ..................................             8,924                      2.6%
A.E. Stull ......................................             6,000(c)                   1.7%
Leonard R. Griffin ..............................             5,100(d)                   1.5%
All directors and officers as a group (12 persons)          269,695(a)                  78.2%

(a) Includes 2,898 shares of Common Stock and options to acquire an aggregate of 2,468 shares of Common Stock of the Company held by the executive officers not otherwise included in the table.

(b) 79,833 shares are held by the David C. Benoit Trust, of which Mr. Benoit is the Trustee and beneficiary.

(c) Includes options to acquire 5,500 shares of Common Stock of the Company, which options are exercisable within 60 days of January 31, 1997.

(d) Includes options to acquire 2,500 shares of Common Stock of the Company, which options are exercisable within 60 days of January 31, 1997.

         Messrs. Tauber, Mars and Benoit, if they vote their shares in a combination which exceeds 50% of the outstanding Common Stock, have the ability to elect the entire Board of Directors of the Company and determine the outcome of any other matter submitted to shareholders for approval. There are no arrangements, however, among any of the shareholders of the Company, including such persons, with respect to the voting or disposition of the Common Stock and there are no arrangements between the shareholders and the Company, except that shareholders may not make any dispositions which could result in the termination of the Company's S Corporation status.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Shareholder Agreement. Each Shareholder, including Messrs. Tauber, Mars and Benoit, has entered into a shareholder agreement with the Company. Pursuant to such agreement, a shareholder may not transfer shares of the Company's Common Stock without the written consent of the Company, except that no consent is required for transfers to a decedent shareholder's beneficiaries, but only if such transfers would not result in the disqualification of the Company as a Subchapter S corporation.

         Tax Allocation Agreement. The Company has entered into a Tax Allocation Agreement with each of its shareholders relating to federal and certain state and local income tax liabilities of the Company. This agreement generally provides that (i) in any fiscal year in which the Company has a net operating loss for tax purposes, each shareholder will pay to the Company an amount equal to the net tax benefit realized by the shareholder as a result of the allocation to the shareholder of such net operating loss incurred by the Company, up to the amount of dividends received by the shareholders and not previously repaid to the Company, (ii) if in any fiscal year the Company distributes dividends relating to the shareholders' tax liability which exceed the actual liability at the highest marginal tax rated based on the Company's net taxable income for such fiscal year, each shareholder will pay to the Company, as a contribution to capital, an amount equal to the difference between the dividends paid to the shareholder during such fiscal year and the actual liability at the highest marginal tax rate based on the net taxable income allocated to the shareholder for such fiscal year, and (iii) if the Company's S election is disallowed or revoked for any taxable year for which such election was in effect, each shareholder will pay to the Company the full amount of any distribution -made to the shareholder with respect to such taxable year for payment of taxes for income of the Company allocated to the shareholder. Each shareholder has pledged the shareholder's common stock in the Company to secure any debt that the shareholder may owe to the Company pursuant to the Tax Allocation Agreement. In addition, the Company has the right to set off any amounts owed to the Company by the shareholder under the Tax Allocation Agreement against any future dividends or redemption payments payable by the Company to the shareholder.

         Consulting Arrangements. The Company has a consulting arrangements with each of Messrs. Tauber and Mars. Mr. Tauber and Mr. Mars are each paid $10,000 per month for services provided to the Company. In addition, Mr. Mars receives compensation at a rate of $1,000 per diem, plus out-of-pocket expenses, for each day of services provided, which services are not compensated for by the $10,000. In 1996, Mr. Tauber and Mr. Mars earned $120,000 and $178,000, respectively.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     1.   Financial Statements:

                 The Consolidated Financial Statements filed with this report are listed on Page F-1.

                 2.  Financial Statement Schedules:

                 No financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are required under the related instructions or are immaterial and, therefore, have been omitted.

                 3.  Exhibits:

                 The exhibits filed with this Report are listed on the "Exhibit Index" on page E-1.

         (b)  Reports on Form 8-K.

                 The Company filed no reports on Form 8-K during the period ended December 31, 1996.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; consumer demand for the particular models or lines that use the Company's parts; the ability of the Company to sustain, manage or forecast its growth; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon OEMs (as defined); liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; the ability to realize planned cost savings in its acquisitions; retention of earnings; and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions "Risk Factors," "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Given these uncertainties, users of this Annual Report on Form 10-K are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                      KEY PLASTICS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
Report of Independent Accountants...........................       F-2
Consolidated Balance Sheets -- December 31, 1996 and 1995...       F-3
Consolidated Statements of Income -- Years Ended December
  31, 1996, 1995, and 1994..................................       F-4
Consolidated Statements of Shareholders' Deficit -- Years
  Ended December 31, 1996, 1995,
  and 1994..................................................       F-5
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1996, 1995 and 1994..........................       F-6
Notes to Consolidated Financial Statements..................    F-7-15

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Key Plastics, Inc.:

        We have audited the accompanying consolidated balance sheets of Key Plastics, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Plastics, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 11, the accompanying financial statements for the years ended December 31, 1995 and 1994 have been revised.


Coopers & Lybrand Sig.

Detroit, Michigan
March 3, 1997, except as to the information presented in paragraph 2 in Note 12, for which the date is March 19, 1997.

                      KEY PLASTICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                  1996           1995
                                                                  ----           ----
ASSETS
Current assets:
  Accounts receivable, net..................................  $ 43,131,344   $ 29,406,392
  Inventories...............................................    35,634,636     22,063,953
  Prepaid expenses..........................................     2,075,589      1,169,835
                                                              ------------   ------------
       Total current assets.................................    80,841,569     52,640,180
Property, plant and equipment, net..........................    98,908,150     68,183,780
Intangibles, net............................................     8,516,123      2,844,297
Other assets................................................     4,938,500      2,421,728
                                                              ------------   ------------
       Total assets.........................................  $193,204,342   $126,089,985
                                                              ============   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt......................  $ 64,484,121   $ 17,172,590
  Accounts payable..........................................    35,706,663     19,189,716
  Outstanding checks in excess of cash balances.............     5,371,686      1,017,869
  Accrued interest..........................................     5,275,094      3,771,017
  Accrued payroll...........................................     3,527,258      1,570,546
  Other accrued liabilities.................................     6,699,633        865,009
                                                              ------------   ------------
       Total current liabilities............................   121,064,455     43,586,747
Capital lease obligation....................................     2,057,059      2,669,133
Long-term debt..............................................    82,520,618     99,797,587
Other long-term obligations.................................     3,124,779        911,332
Shareholders' equity (deficit):
  Common stock, par value $.30 per share; 450,000 shares
     authorized and 315,908 and 316,834 shares issued and
     outstanding for 1996 and 1995, respectively............        94,772         95,050
  Additional paid-in capital................................     9,786,603     10,002,725
  Accumulated deficit.......................................   (25,703,244)   (30,972,589)
  Currency translation......................................       259,300             --
                                                              ------------   ------------
       Total shareholders' equity (deficit).................   (15,562,569)   (20,874,814)
                                                              ------------   ------------
       Total liabilities and shareholders' equity
          (deficit).........................................  $193,204,342   $126,089,985
                                                              ============   ============

    The accompanying notes are an integral part of the financial statements.

                      KEY PLASTICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                         1996           1995           1994
                                                         ----           ----           ----
Net sales..........................................  $217,086,635   $179,250,924   $194,111,889
Cost of sales......................................   177,634,483    141,707,160    158,051,681
                                                     ------------   ------------   ------------
     Gross profit..................................    39,452,152     37,543,764     36,060,208
Selling, general and administrative expenses.......    16,532,360     15,531,393     13,955,313
Amortization.......................................       657,495        640,811        783,686
                                                     ------------   ------------   ------------
     Operating income..............................    22,262,297     21,371,560     21,321,209
Interest expense...................................    15,211,183     14,292,010     12,752,054
                                                     ------------   ------------   ------------
     Net income....................................  $  7,051,114   $  7,079,550   $  8,569,155
                                                     ============   ============   ============
Net income per common share and common share
  equivalents......................................        $21.33         $21.18         $25.42
                                                     ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                      KEY PLASTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                         COMMON STOCK      ADDITIONAL
                                       -----------------     PAID-IN     ACCUMULATED     CURRENCY
                                       SHARES    AMOUNT      CAPITAL       DEFICIT      TRANSLATION      TOTAL
                                       ------    ------    ----------    -----------    -----------      -----
Balances, January 1, 1994............  326,781   $98,035   $10,557,995   $(40,497,359)                $(29,841,329)
Issuance of common stock.............    1,694       508        82,498                                      83,006
Dividend distributions, $6.45 per
  share..............................                                      (2,098,745)                  (2,098,745)
Purchase and constructive retirement
  of common stock....................   (3,074)     (923)     (138,257)                                   (139,180)
Net income...........................                                       8,569,155                    8,569,155
                                       -------   -------   -----------   ------------    --------     ------------
Balances, December 31, 1994..........  325,401    97,620    10,502,236    (34,026,949)                 (23,427,093)
Dividend distributions, $6.54 per
  share..............................                                      (4,025,190)                  (4,025,190)
Purchase and constructive retirement
  of common stock....................   (8,567)   (2,570)     (499,511)                                   (502,081)
Net income...........................                                       7,079,550                    7,079,550
                                       -------   -------   -----------   ------------    --------     ------------
Balances, December 31, 1995..........  316,834    95,050    10,002,725    (30,972,589)                 (20,874,814)
Dividend distributions, $5.63 per
  share..............................                                      (1,781,769)                  (1,781,769)
Purchase and constructive retirement
  of common stock....................     (926)     (278)     (216,122)                                   (216,400)
Currency translation.................                                                    $259,300          259,300
Net income...........................                                       7,051,114                    7,051,114
                                       -------   -------   -----------   ------------    --------     ------------
Balances, December 31, 1996..........  315,908   $94,772   $ 9,786,603   $(25,703,244)   $259,300     $(15,562,569)
                                       =======   =======   ===========   ============    ========     ============

    The accompanying notes are an integral part of the financial statements.

                      KEY PLASTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 1996, 1995, AND 1994

                                                          1996           1995           1994
                                                          ----           ----           ----
Cash flows from operating activities:
  Net income........................................  $  7,051,114   $  7,079,550   $  8,569,155
                                                      ------------   ------------   ------------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation...................................     9,174,944      6,971,368      5,483,469
     Amortization...................................       657,495        640,811        783,686
  Decrease (increase) in assets:
     Accounts receivable............................   (13,724,952)      (737,030)    (7,940,450)
     Inventories....................................   (13,570,683)     4,784,426     (4,540,689)
     Prepaid expenses...............................      (905,754)       (35,551)       315,762
  Increase (decrease) in liabilities:
     Accounts payable...............................    16,516,947     (7,317,872)     9,804,905
     Other accrued liabilities......................     9,295,413        309,973        780,468
                                                      ------------   ------------   ------------
       Total adjustments............................     7,443,410      4,616,125      4,687,151
                                                      ------------   ------------   ------------
          Net cash provided by operating
            activities..............................    14,494,524     11,695,675     13,256,306
                                                      ------------   ------------   ------------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment,
     net............................................   (16,738,353)   (14,046,654)   (16,189,222)
  Property, plant and equipment from acquired
     businesses.....................................   (23,108,961)            --             --
  Increase in other assets, net.....................    (8,102,038)    (1,814,835)      (261,969)
                                                      ------------   ------------   ------------
          Net cash used in investing activities.....   (47,949,352)   (15,861,489)   (16,451,191)
                                                      ------------   ------------   ------------
Cash flows from financing activities:
  Net borrowings under debt agreements..............    45,464,204     14,124,549      8,644,378
  Principal payments under debt agreements and
     capital lease obligations......................   (16,041,717)    (5,546,172)    (3,228,038)
  Long-term agreements to finance acquisitions......     1,676,693             --             --
  Purchase of common stock..........................      (216,400)      (502,081)      (139,179)
  Dividend distributions............................    (1,781,769)    (4,025,190)    (2,098,746)
  Change in outstanding checks......................     4,353,817        114,708         16,470
                                                      ------------   ------------   ------------
          Net cash provided by financing
            activities..............................    33,454,828      4,165,814      3,194,885
                                                      ------------   ------------   ------------
Net increase in cash................................             0              0              0
Cash, beginning of year.............................             0              0              0
                                                      ------------   ------------   ------------
Cash, end of year...................................  $          0   $          0   $          0
                                                      ============   ============   ============
Supplemental disclosure of cash flow information --
  Cash paid during the year for interest............  $ 13,888,749   $ 13,209,030   $ 12,722,511
                                                      ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                      KEY PLASTICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION -- The consolidated financial statements include the accounts of Key Plastics, Inc. and its majority-owned or controlled subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

INVENTORIES -- Inventories are stated at the lower of cost or market with cost determined using the FIFO (first-in, first-out) method.

REVENUE RECOGNITION:

     Manufactured Parts -- Sales are recognized on manufactured parts when the parts are shipped to the customer. Returns and allowances are recorded as a reduction of sales in the period they occur.

     Tooling -- Costs of tooling purchased or produced are included in work-in-progress inventory. Generally, such tooling is owned by the customer and used by the Company for the production of parts for the respective customer. Income from contracts for the manufacture of customer tooling is accounted for under the completed-contract method of accounting, which recognizes revenue upon completion of contracts or identifiable segments. Costs in excess of customer reimbursement are capitalized and amortized over the related part's production period. Such capitalized costs, net of amortization, are included in other assets.

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets.

     The general ranges of lives are as follows:

Building and improvements...................................    25 to 30 years
Machinery and equipment.....................................     3 to 15 years
Furniture and fixtures......................................     3 to 10 years

     Maintenance and repairs are expensed; renewals and betterments are capitalized. Upon retirement, replacement, or sale, gains or losses are included in income. The costs of major refurbishments and improvements to tools, utilized in the manufacturing process, are capitalized in property, plant and equipment and amortized over the lesser of three years or the remaining useful life of the tool.

INTANGIBLES:

     Goodwill -- Goodwill represents the excess of amounts paid and liabilities assumed over the fair value of identifiable tangible and intangible assets acquired. This amount is amortized using the straight-line method over a period of 15 years. The company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The company also considers projected future operating results, trends and other circumstances in making such estimates and evaluations.

     Deferred Financing Costs -- Deferred financing costs represent costs incurred in connection with obtaining financing. These costs are amortized over the period the loans are outstanding.

     Other Intangibles -- Other intangibles are amortized using the straight-line method over five to 10 years.

     Preproduction Costs -- Preproduction costs associated with the start-up of manufacturing activities related to new parts are included in the cost of sales in the period incurred.

INCOME TAXES -- The Company has elected to be taxed as an S-Corporation. Under the provisions of this election, the Company is not subject to federal income taxes. The Company's policy is to pay dividends to shareholders for the income taxes due on the shareholders' share of the Company's taxable income. Under the terms of a shareholder tax allocation agreement, the shareholders are required to make additional capital

                      KEY PLASTICS, INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED contributions to the Company equivalent to the income tax benefit resulting from their share of the Company's taxable losses. The additional capital contributions are recorded when received.

EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS -- Earnings per share is based on the weighted average number of shares of common stock outstanding and, to the extent dilutive, common stock equivalents (relating to stock options and warrants) outstanding during the period.

MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK -- The Company manufactures injection molded plastic parts for sale primarily to domestic automobile manufacturers and their suppliers. Substantially all of the Company's net sales and accounts receivable are with three domestic automobile manufacturers and their suppliers. Net sales to one of these customers accounted for approximately 58 percent of net sales in 1996, approximately 57 percent of 1995 sales and approximately 62 percent in 1994. Net sales to a second one of these customers accounted for approximately 9 percent of sales in 1996, approximately 10 percent in 1995 and approximately 11 percent in 1994.

ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

RECLASSIFICATIONS -- Certain reclassifications have been made to the 1995 financial statements to conform with classifications used in 1996.

2. INVENTORIES

     The components of inventories consist of the following:

                                                            DECEMBER 31,
                                                      -------------------------
                                                         1996          1995
                                                         ----          ----
Raw materials.......................................  $ 7,859,701   $ 5,645,958
Work in process.....................................    2,584,080     1,975,308
Finished goods......................................    7,586,917     4,217,179
Customer tooling in process.........................   17,603,938    10,225,508
                                                      -----------   -----------
     Total..........................................  $35,634,636   $22,063,953
                                                      ===========   ===========

                      KEY PLASTICS, INC. AND SUBSIDIARIES

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1995
                                                                  ----           ----
Land........................................................  $  2,159,746   $  1,563,585
Building and improvements...................................    35,182,494     19,994,952
Machinery and equipment.....................................   102,724,181     69,984,842
Furniture and fixtures......................................     4,641,092      2,961,868
Construction-in-progress....................................     1,844,632      5,546,328
                                                              ------------   ------------
     Total..................................................   146,552,145    100,051,575
Less accumulated depreciation...............................    47,643,995     31,867,795
                                                              ------------   ------------
     Total..................................................  $ 98,908,150   $ 68,183,780
                                                              ============   ============

4. INTANGIBLES

     Intangible assets consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1995
                                                                 ----         ----
Goodwill....................................................  $6,592,469   $  498,965
Deferred financing costs....................................   4,164,458    3,831,958
Other intangibles...........................................     836,002      916,002
                                                              ----------   ----------
Total.......................................................  11,592,929    5,246,925
Less accumulated amortization...............................   3,076,806    2,402,628
                                                              ----------   ----------
Total.......................................................  $8,516,123   $2,844,297
                                                              ==========   ==========

                      KEY PLASTICS, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1995
                                                                  ----           ----
Senior Notes due November 1999 requiring semiannual interest
  payments at the rate of 14%...............................  $ 65,000,000   $ 65,000,000
Revolving credit loan, bank, due May 1, 1997 requiring
  monthly interest payments at prime (8.25% at December 31,
  1996).....................................................    28,988,307     16,260,684
Demand note, bank requiring monthly interest payments at
  prime plus .5% (8.75% at December 31, 1996)...............     9,000,000      9,000,000
Installment financing, payable in monthly installments of
  $250,000 plus interest at prime (8.25% at December 31,
  1996).....................................................     7,500,000     10,500,000
Industrial Development Revenue Bond, due August 1999,
  requiring semiannual interest payments at rates ranging
  from 6.9% to 7.2% and annual principal payments of
  $465,000 to $1,000,000....................................     2,465,000      3,265,000
Economic Development Revenue Bonds, payable on demand and
  due July 1, 2004, requiring monthly interest payments at a
  floating interest rate (3.8% at December 31, 1996)........     3,600,000      4,050,000
Installment notes, due from January 1995 to April 1997,
  requiring monthly principal payments plus interest at
  prime plus 1.5% (9.25% at December 31, 1996)..............        64,809        359,405
Bank note payable, due April 1997, requiring monthly
  interest payments at prime (8.25% at December 31, 1996)...     5,500,000             --
Installment notes, due from June 1998 to December 2003,
  requiring semiannual principal payments plus interest of
  8% or 11.64%, payable in Portuguese Escudos...............       895,761             --
1992 & 1994 series bonds, requiring semiannual principal
  payments plus interest of 11.75%, payable in Portuguese
  Escudos...................................................     2,903,226             --
Working capital loan collateralized by accounts receivable
  of MaP (Portugal) operation. Interest for these loans
  averages 12%..............................................     2,721,548             --
Term loan and revolving credit facility, bearing interest at
  LIBOR plus 2.5% (8.75% at December 31, 1996), payable in
  British Pounds Sterling...................................     9,831,000             --
Subordinated Shareholders' Notes due August 2000, requiring
  semiannual interest payment at the rate of 12%............     8,535,088      8,535,088
                                                              ------------   ------------
     Total..................................................   147,004,739    116,970,177
Less current maturities.....................................    64,484,121     17,172,590
                                                              ------------   ------------
     Total..................................................  $ 82,520,618   $ 99,797,587
                                                              ============   ============

     Principal payments of long-term debt for each of the next five years is as follows:

Current maturities..........................................  $64,484,121
1998........................................................    4,955,736
1999........................................................   67,759,452
2000........................................................    9,329,540
2001........................................................      475,890

     The Company's financing agreements contain many restrictive loan covenants, some of which require the Company to maintain minimum levels of working capital, require the maintenance of specified financial ratios,

                      KEY PLASTICS, INC. AND SUBSIDIARIES

LONG-TERM DEBT -- (CONTINUED)
and restrict specified payments, including dividends. Under the most restrictive covenant, the Company can only distribute dividends to shareholders equal to their respective tax liabilities generated from the Company.

     Substantially all of the Company's assets are pledged as collateral for long-term debt.

     The Economic Development Revenue Bonds are classified within current maturities of long-term debt because the bonds are redeemable at the option of the bondholders. Management believes the bonds can be remarketed in the event the bondholders require redemption. The Bonds are collateralized by a $3.6 million letter of credit issued by a bank.

     At December 31, 1996, the Company had the following additional open letters of credit. The Industrial Development Revenue Bond is collateralized by a $2.5 million bank letter of credit. The Company is self-insured in the State of Michigan for workers' compensation. As such, the Company has a bank letter of credit in the amount of $815,000 to serve as collateral for any potential claims. The Company pays commitment fees on the above letters of credit in the amount of 1.5 percent per year of the committed amount.

     The Company has a $41.0 million working capital line of credit. Interest under the facility is at prime. Additional available borrowings under the facility are limited primarily to a percentage of accounts receivable and inventory and were approximately $1.0 million on December 31, 1996.

     The Subordinated Shareholders' Notes are uncollateralized and subordinate to all present and future bank indebtedness of the Company. Payments of principal or interest to shareholders are subject to certain restrictions under the terms of the Company's Senior Notes. If an employee-shareholder breaches the terms of certain noncompete provisions, that person may forfeit any amount due and owing to him or her under the Subordinated Shareholders' Notes. Interest expense includes $1,024,000 in 1996, $1,099,000 in 1995 and $1,200,000 in 1994
related to the Subordinated Shareholders' Notes.

     On February 19, 1997 the Company commenced an offer to repurchase the Senior Notes at an expected 11% premium. As such, the Company estimates the fair value of those notes at $72.2 million from February 19, 1997 until the offer expires on March 18, 1997. See Note 12, Subsequent Events, for a more detailed discussion of the transaction.

     The carrying amount of the bank debt and the remaining other long-term debt instruments approximate fair value as the floating rates inherent in this debt reflect changes in overall market interest rates. The estimated fair value of the Industrial Revenue Bond is approximately the book value of $3,265,000 as estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of debt instruments. The carrying amount of the Company's Subordinated Shareholders' Notes approximates fair value.

                      KEY PLASTICS, INC. AND SUBSIDIARIES

6. LEASES

     During 1994, the Company entered into four capital leases for a production plant and various equipment in Mexico. The assets recorded under the capital leases as included in property plant and equipment in the accompanying consolidated balance sheets consist of the following:

                                                                 1996         1995
                                                                 ----         ----
Land........................................................  $  406,965   $  406,965
Production facility.........................................   2,170,914    2,170,914
Equipment...................................................     207,567      207,567
                                                              ----------   ----------
     Total..................................................   2,785,446    2,785,446
                                                              ----------   ----------
Less accumulated amortization...............................     130,373       35,917
                                                              ----------   ----------
Total.......................................................  $2,655,073   $2,749,529
                                                              ==========   ==========

     Present value of net minimum lease payments under the capital leases is $1,894,640.

     During 1995, the Company entered into a 10 year operating lease for Novi, Michigan. The executive, engineering and sales departments moved to this location. The Company also holds a renewable 4 year operating lease for the Grand Rapids, Michigan plant that expires in 1998. The rental expense related to these leases amounted to $530,454 in 1996 and $405,536 in 1995. Rental expense for the Company's subsidiary in the United Kingdom was $617,000 in 1996.

     Minimum future lease obligations on capital and operating leases in effect at December 31, 1996 are as follows:

                                                              CAPITAL    OPERATING
                                                              -------    ---------
1997........................................................  $865,084   $1,607,263
1998........................................................   865,084    1,531,914
1999........................................................   648,813    1,415,674
2000........................................................         0    1,300,231
2001........................................................         0      901,022
Thereafter..................................................         0    2,262,155

7. EMPLOYEE BENEFITS AND COMPENSATION COMMITMENTS

     PENSION AND PROFIT-SHARING PLAN - The Company has a profit-sharing plan covering a majority of its employees who are not covered by the defined contribution plan. The plan provides for contributions determined at the Board of Directors' discretion from current or accumulated net income. Contributions are allocated on the basis of salaries and are funded as accrued.

     STOCK OPTIONS - During 1995, the Company issued options to employees to purchase shares of common stock at an exercise price of $61. No new options were issued in 1996. The exercise price represents management's estimate of fair market value of the shares at the date of issuance of the option. At December 31, 1996, options outstanding and exercisable totaled 22,668 shares.

                      KEY PLASTICS, INC. AND SUBSIDIARIES

7. EMPLOYEE BENEFITS AND COMPENSATION COMMITMENTS -- (CONTINUED)
     The following table summarizes the activity related to the Company's stock option plans:

                                                                                WEIGHTED
                                                                NUMBER OF        AVERAGE
                                                                 OPTIONS     PRICE PER SHARE
                                                                ---------    ---------------
Outstanding at January 1, 1994..............................     20,812          $24.01
                                                                 ======          ======
  Granted...................................................      1,000          $49.00
                                                                 ------          ------
  Exercised.................................................         --
  Forfeited.................................................         --
Outstanding at December 31, 1994............................     21,812          $25.15
                                                                 ======          ======
  Granted...................................................      5,556          $61.10
  Exercised.................................................         --
  Forfeited.................................................         --
Outstanding at December 31, 1995............................     27,368          $32.45
                                                                 ======          ======
  Granted...................................................         --
  Exercised.................................................      4,700           24.40
  Forfeited.................................................         --
Outstanding at December 31, 1996............................     22,668          $34.12
                                                                 ======          ======

CHANGE IN CONTROL AGREEMENT -- LONG TERM INCENTIVE PLAN

     Certain key management are included in a long term incentive plan. The plan provides for payments upon the occurrence of an initial public offering, sale of all or substantially all of the Company's stock or sale of all or substantially all of the Company's assets. Payment is based upon a formula specified in the plan.

8. LITIGATION AND CLAIMS

     The Company is subject to various legal and regulatory proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of any liability which may result with respect to these actions will not materially affect the financial position of the Company.

     Additionally, the Company is under investigation by the Ohio Environmental Protection Agency ("OEPA") for possible violations of environmental emission standards and permitting regulations at its Ohio facility. The Company is in the process of providing the information requested by the OEPA and is taking the necessary steps to comply with the regulations. At this point, no fines and penalties have been assessed against the Company. However, based on current information, management believes that the results of the investigation will not materially affect the financial position of the Company.

9. ACQUISITIONS

     During 1996, the Company acquired Clearplas, Ltd. (Clearplas) and Materias Plasticas, S.A. (MaP). Both companies are automotive suppliers specializing in injection molding, painting and assembly. The results of operations for Clearplas and MaP are included in the Consolidated Statement of Income beginning May 1 and November 1, respectively. These acquisitions were accounted for using the purchase method. At December 31, 1996, Other Long-Term Obligations include $1.7 million, representing the present value of deferred payments for the acquired shares from one of these acquisitions.

                      KEY PLASTICS, INC. AND SUBSIDIARIES

9. ACQUISITIONS -- (CONTINUED)
     The Company acquired MaP pursuant to an agreement which provided for the Company's acquisition of 38% of the voting stock of the Company and an option to purchase all of the remaining shares of MaP. Commencing in 1996, the agreement gives the Company significant operational control, including the appointment of a majority of the Board of Directors, appointment of the general manager and the ability to influence significant operational decisions. The option is subject to MaP meeting certain performance criteria during 1998, with payment of the purchase price for the option and the 38% to occur in 1999.

     Prior to the acquisition, the Company had operated a joint venture with MaP which began during 1993. The joint venture allowed the Company to establish a base in Europe and transfer certain technologies it had developed to MaP. During 1995 the Company loaned MaP approximately $300,000 in cash. Additionally, during 1996 and 1995, the Company recognized royalties related to the provision of technical, sales and management support of approximately $1,600,000 and $400,000, respectively. During 1996 and 1995, the Company sold products totaling approximately $1,400,000 and $400,000, respectively, of products to MaP for finishing and sale to customers in Portugal.

10. SEGMENT DATA

     The Company is a global supplier of highly engineered plastic components for the automotive industry. Its comprehensive plastics manufacturing capabilities include design and engineering, high-precision injection molding, automated manufacturing and assembly, plastic painting and material and product testing. The Company conducts manufacturing and painting operations from eleven facilities in North America and two facilities in Europe. All of these activities constitute a single business segment. Prior to 1996, nearly all of the Company's operations and assets were within North America.

     Financial information summarized by geographic area is as follows:

                                                                  1996
                                                                  ----
Net Sales:
  North America.............................................  $187,636,306
  Europe....................................................    29,450,329
                                                              ------------
                                                              $217,086,635
                                                              ============
Operating Income:
  North America.............................................  $ 21,706,703
  Europe....................................................       555,594
                                                              ------------
                                                              $ 22,262,297
                                                              ============
Identifiable Assets:
  North America.............................................  $150,147,448
  Europe....................................................    43,056,894
                                                              ------------
                                                              $193,204,342
                                                              ============

                      KEY PLASTICS, INC. AND SUBSIDIARIES

11. FINANCIAL STATEMENT REVISIONS RELATED TO PRIOR YEAR'S

     Certain adjustments have been made to prior periods to correct errors in previously reported amounts.

     The balance sheet at December 31, 1994 had previously included at full value, approximately $900,000 of uncollectible accounts receivable for which no provision was established and excluded certain accrued liabilities totaling approximately $200,000. A portion of the uncollectible accounts receivable had been subsequently written off in 1995. Previously issued financial statements for 1995 and 1994 have been restated to reflect the above matters, as follows:

                                                              RESTATED                PREVIOUSLY
                                                               AMOUNT    ADJUSTMENT   PRESENTED
                                                              --------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS,
                                                                    EXCEPT PER SHARE DATA)
1995:
  Accounts receivable, net..................................  $ 29,406    $  (300)     $ 29,706
  Total current assets......................................    52,640       (300)       52,940
  Total assets..............................................   126,090       (300)      126,390
  Accrued liabilities.......................................       865        200           665
  Total current liabilities.................................    43,587        200        43,387
  Total shareholders' deficit...............................    20,875        500        20,375
  Total liabilities and shareholders' deficit...............   126,090       (300)      126,390
  Cost of sales.............................................   141,707       (600)      142,307
  Net income................................................     7,080        600         6,480
  Net income per common share...............................    $21.18      $1.79         $19.39
1994:
  Accounts receivable, net..................................    28,669       (900)       29,569
  Accrued liabilities.......................................       682        200           482
  Total shareholders' deficit...............................    23,427      1,100        22,327
  Cost of sales.............................................   158,052      1,100       156,952
  Net income................................................     8,569     (1,100)        9,669
  Net income per common share...............................    $25.42      $(3.26)       $28.68

12. SUBSEQUENT EVENTS

     On February 19, 1997 the Company commenced an offer to purchase its 14% Senior Notes due 1999 (the "Old Notes"). Concurrently, the Company is in the process of offering, in a private placement, New Senior Subordinated Notes with a face amount of $125 million (the "New Notes"). Simultaneously, the Company expects to enter into a new $140 million Senior Credit Facility. The proceeds from the New Notes are expected to approximate $121 million. The Company expects that proceeds from the New Notes together with borrowings under the Senior Credit Facility will be used to repurchase a portion of the Old Notes and repay indebtedness under its existing credit facility and certain other obligations.

     On March 19, 1997, $40,135,000 of the Old Notes had been validly tendered and not withdrawn pursuant to the Tender Offer. The premium related to the repurchase of the Old Notes and the consent fees in the aggregate will be $4,436,650 and the write-off of unamortized debt issuance costs related to the Tender Offer will be $1,167,000.

     During January 1997, the Company declared and paid approximately $733,000 in dividends to satisfy shareholders' income tax obligations.

                                  * * * * * *

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
    3.1           Articles of Incorporation of the Company, as amended.  Incorporated herein by reference to Exhibit 3.1 to the
                  Company's Registration Statement No. 33-56048.

    3.2           Bylaws of the Company, as amended.  Incorporated herein by reference to Exhibit 3.1 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1995.

    4.1           Indenture, dated November 17, 1992, by and between the Company and Society National Bank, as Trustee (the
                  "Indenture"), (including 14% Senior Notes issued thereunder.  Incorporated herein by referenced to Exhibit 4.1 to the Company's Registration Statement No. 33-56048.

    4.2           Form of 12% Subordinated Notes due 2000.  Incorporated herein by reference to Exhibit 4.4 to the Company's
                  Registration Statement No. 33-56048.

    4.3           Loan Agreement, dated as of August 1, 1989, between the Company and the Town of Hamilton, Indiana.
                  Incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement 33-56048.

    4.4           Reimbursement Agreement, dated as of November 17, 1992, between the Company and Comerica Bank.  Incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement No. 33-56048.

    4.5           Loan Agreement, dated as of December 1, 1987, between the Company and the Economic Development Corporation of
                  the Township of Plymouth, Michigan.  Incorporated herein by reference to Exhibit 4.7 to the Company's
                  Registration Statement No. 33-56048.

    4.6           Reimbursement Agreement, dated as of December 1, 1987, between the Company and Manufacturers Bank of Detroit, as amended.  Incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement
                  33-56048.

   10.1           Amended and Restated Tax Allocation Agreement dated as of August 9, 1988 between the Company and each of its shareholders, as amended.  Incorporated herein by reference to Exhibit 10.1 to the Company's Registration
                  Statement No. 33-56048.

   10.2           Second Amended and Restated Loan Agreement, dated November 17, 1992, between the Company and Comerica Bank, as amended.  Incorporated herein by reference to Exhibit 10.2 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1995.

   11*            Statement regarding computation of per share earnings.

   21*            Subsidiaries of the Registrant.

   27*            Financial Data Schedule (EDGAR version only).

-----------------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KEY PLASTICS, INC.

Dated:  March 27, 1997                  By: /s/ E.R. Autry
                                            ----------------------------
                                            E.R. Autry
                                            Vice President and Chief
                                            Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                 Title                                  Date

--------------------      Chief Executive Officer and Director  March __, 1997
David C. Benoit           (Principal Executive Officer)


/s/ E.R. Autry            Vice President (Principal Financial   March 27, 1997
--------------------
E.R. Autry                and Accounting Officer)

/s/ Joel D. Tauber
--------------------      Director                              March 27, 1997
Joel D. Tauber

/s/ George Mars
--------------------      Director                              March 27, 1997
George Mars
