Form 10-Q
period 1997-03-31
KEY PLASTICS INC
filed 1997-05-09
CIK 838491

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997 Commission file number  33-56048

                              KEY PLASTICS, INC.
                              -----------------


          MICHIGAN                                          38-2653726
------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


21333 Haggerty Rd., Suite 200, Novi, MI                     48375
---------------------------------------                 ---------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (810) 449-6100



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]            No [ ]

        As of May 7, 1997, 320,908 shares of the Company's Common Stock were outstanding.

PART I - Financial Information

Item 1.


                               KEY PLASTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                   For the three months
                                                      ended March 31,
                                                      ---------------
                                                   1997            1996
                                                   ----            ----
Net Sales                                     $ 66,742,306     $ 45,296,576


Cost of Sales                                   54,124,549       36,039,566
                                              ------------     ------------
  Gross Profit                                  12,617,757        9,257,010

Selling, general & administrative
    expenses                                     6,366,933        3,254,249

Amortization                                       195,223          160,203
                                              ------------     ------------

  Operating income                               6,055,601        5,842,558

Interest expense, net                            4,978,017        3,506,668
                                              ------------     ------------

  Net income before foreign taxes                1,077,584        2,335,890
                                              ------------     ------------

Foreign income taxes                               149,000               --

  Net income before extraordinary item           1,226,584        2,335,890
                                              ------------     ------------

Extraordinary item -- debt refinancing          (5,470,960)              --
                                              ------------     ------------

  Net income (loss)                           $ (4,244,376)    $  2,335,890
                                              ============     ============

Earnings per share:
Net income before extraordinary item                 $3.67            $7.06

Net income (loss)                                  $(12.69)           $7.06
                                              ============     ============



     See notes to condensed consolidated financial statements

                               KEY PLASTICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,     December 31,
                                                            1997            1996
                                                        ------------    ------------
                                                        (Unaudited)
        ASSETS

Current assets:
  Cash                                                  $  1,966,040    $         --
  Accounts receivable, net                                57,197,022      43,131,344
  Inventories                                             40,898,408      35,634,636
  Prepaid expenses and other
    current assets                                         4,222,348       2,075,589
                                                        ------------    ------------

    Total current assets                                 104,283,818      80,841,569

Property, plant and equipment, net                       108,999,812      98,908,150
Intangibles, net                                          12,188,655       8,516,123
Other assets                                               4,971,240       4,938,500
                                                        ------------    ------------

    Total assets                                        $230,443,525    $193,204,342
                                                        ============    ============

        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-
    term debt                                           $  5,703,006    $ 64,484,121
  Accounts payable                                        34,365,050      35,706,663
  Accrued liabilities                                     13,505,782      20,873,671
                                                        ------------    ------------

    Total current liabilities                             53,573,838     121,064,455

Capital lease obligations                                  2,383,832       2,057,059
Long-term debt                                           189,747,970      82,520,618
Other long-term liabilities                                2,600,779       3,124,779

Shareholders' deficit:
  Common stock, par value $.30
  Authorized:    450,000
  Issued and outstanding:
    320,908 and 315,908, respectively                         96,274          94,772
  Additional paid-in capital                              12,458,894       9,786,603
  Currency translation                                       199,300         259,300
  Accumulated deficit                                    (30,617,362)    (25,703,244)
                                                        ------------    ------------

    Total shareholders' deficit                          (17,862,894)    (15,562,569)
                                                        ------------    ------------

    Total liabilities and
      shareholders' deficit                             $230,443,525    $193,204,342
                                                        ============    ============

See notes to condensed consolidated financial statements

                              KEY PLASTICS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)


                                                 For the three months
                                                     ended March 31,
                                                     ---------------
                                               1997              1996
                                               ----              ----
Cash flows from operating
  activities:
  Net income before extraordinary item     $   1,226,584       $ 2,335,890
                                           -------------       -----------
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation & Amortization                3,227,565         2,098,119
    (Increase) in assets:
      Accounts receivable                    (14,065,678)       (6,300,427)
      Inventories                             (5,263,772)         (216,319)
      Other current assets                    (2,146,759)         (504,688)
    Increase (Decrease) in
     liabilities:
      Accounts payable                          (830,613)          947,361
      Accrued liabilities                     (7,331,280)        2,743,731
                                           -------------       -----------
       Total adjustments                     (26,431,537)       (1,232,223)
                                           -------------       -----------
Net cash provided from
    operating activities                     (25,193,953)        1,103,667
                                           -------------       -----------
Cash flows from investing
  activities:
  Acquisitions of property,
   plant and equipment, net                   (3,240,680)       (1,388,852)
  Property, Plant and equipment from
   acquired business                         (10,300,000)               --
  Increase in other assets                       (32,740)            4,772
                                           -------------       -----------
Net cash used for investing
   activities                                (13,573,420)       (1,384,080)
                                           -------------       -----------
Cash flows from financing
  activities:
  Net borrowings under debt
    agreements                               160,761,425         1,020,202
  Shareholder capital contribution             2,672,424
  Principal payments under
    debt agreements                         (112,641,991)         (143,650)
  Dividend distributions                        (669,725)         (596,139)
  Debt refinancing cost                       (9,398,720)               --

Net cash provided by
    financing activities                      40,723,413           280,413
                                           -------------       -----------


Net increase in cash             1,966,040                    --

Cash, beginning of period                0                    --
                                ----------              --------

Cash, end of period             $1,966,040              $      0
                                ==========              ========

Supplemental disclosure of
 cash flow information,
 cash paid during the
 period for interest            $7,718,933              $970,649
                                ==========              ========

See notes to condensed consolidated financial statements

                               KEY PLASTICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.      Financial Statement Presentation:

        Information for the three month period ended March 31, 1997 and 1996 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which management of Key Plastics, Inc. (the "Company") considers necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles have been condensed or omitted.

        Certain items in the December 31, 1996 balance sheet have been reclassified to conform to the current period presentation.

        During March of 1997 the Company completed several actions to refinance its existing debt and secure additional financing for the future, including: (1) A tender offer for all of its $65.0 million, 14% Senior Notes due 1999 [$40.1 million of the notes were tendered]; (2) A private placement for $125.0 million, 10 1/4% New Senior Subordinated Notes due 2007; and (3) Entered into a new $140.0 million Senior Credit Facility.

        On March 28, 1997, the Company acquired three injection molding and assembly operations owned by Aeroquip Corporation, a subsidiary of TRINOVA Corporation. Two of the acquired plants are located in Michigan and the third is in Chihuahua, Mexico. The acquired business represents an expansion of the Company's existing decorative bezel business. The acquisition has been accounted for using the purchase method.

        These financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996 which contain a summary of the Company's accounting principles and other information. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for a full year.

2.      Inventories:

        Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method. The components of inventories consisted of the following:

                                 March 31,                Dec. 31,
                                   1997                    1996
                                 ---------                --------
        Raw materials           $ 9,103,789             $ 7,859,701
        Work in progress          2,193,482               2,584,080
        Finished goods            7,790,689               7,586,917
        Customer Tooling         21,810,448              17,603,938
                                -----------             -----------
                                $40,898,408             $35,634,636
                                ===========             ===========

3.      Earnings Per Share:

        Earnings per share amounts for the three month periods ended March 31, 1997 and 1996 are computed by using net income divided by the weighted average number of shares of common and common equivalent shares outstanding during the period under the treasury stock method.

        The weighted average number of shares used in computing earnings per share are 334,468 and 330,709 for the three months ended March 31, 1997 and 1996, respectively.

        The Company is closely-held and, accordingly, there is no public market for the Company's common stock. For purposes of computing the incremental common equivalent shares outstanding under the treasury stock method, the Company utilized management's estimate of fair value of the Company's Common Stock.

4.      Accounting Changes:

        Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per share, was issued by the Financial Accounting Standards Board in February 1997. Adoption of SFAS 128, effective for periods ending after December 31, 1997 is not expected to have a material effect on reported earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               KEY PLASTICS, INC.

FINANCIAL CONDITION

        During March the following actions to refinance the Company's debt were completed:

        (1) A tender offer for all of its $65.0 million, 14% Senior Notes due 1999 [$40.1 million of the notes were tendered and repaid; $24.9 million remain outstanding];

        (2) A private placement for $125.0 million, 10 1/4% New Senior Subordinated Notes due 2007; and

        (3) Entered into a new $140.0 million Senior Credit Facility; $33.0 million was outstanding against this facility as of March 31, 1997.

             The proceeds of the private placement were principally used to fund the tender and replace existing bank debt. Borrowings on the Senior Credit Facility were for general corporate purposes, including an acquisition, discussed more fully below. The net impact of these actions increased debt at March 31, 1997 by $48.8 million from December 31, 1996.

             The Company believes its existing sources of liquidity are adequate to meet its operating requirements in fiscal 1997. At March 31, 1997 the Company had $43.5 million of availability under the Senior Credit Facility.

             On March 28, 1997, the Company acquired three injection molding and assembly operations owned by Aeroquip Corporation, a subsidiary of TRINOVA Corporation. The acquired business represents an expansion of the Company's existing decorative bezel business. The acquisition has been accounted for using the purchase method.

             Accounts receivable increased by $14.1 million comparing March 31, 1997 to December 31, 1996. $6.5 million is due to increased parts sales and timing within the quarter. The acquisition of three Aeroquip factories added $5.7 million of accounts receivable at March 31, 1997. Customer tooling related receivables increased by $1.9 million over the prior quarter primarily as a result of increased tooling programs.

             The inventory increase of $5.3 million from December 31, 1996 to March 31, 1997 was due in part to the inventory acquired from Aeroquip of $3.5 million and $1.8 million to increases in customer tooling inventory related to the design and build of tooling for programs expected to launch in 1998.

             Accrued liabilities decreased by $7.4 million from December 31, 1996 due primarily to the $5.9 million payout of all accrued interest for the debt refinanced.

RESULTS OF OPERATIONS

        Below is a summary of period-to-period changes in the principal items of the condensed statements of operations. This is followed by a discussion and analysis of significant factors affecting the Company's earnings for the period.

                      Comparison of Results of Operations
                   Increase (Decrease) (Dollars in Millions)

                                        Three Months Ended
                                        March 31, 1997 vs.
                                          March 31, 1996
                                          --------------

Net sales                               $21.4           47.0%

Cost of sales                            18.1           50.2%

Selling, general,
  and administrative
  expenses                                3.1           95.6%

Amortization
  expense                                  --             --

Interest Expense, net                     1.5           42.0%

Net income before extraordinary
  item                                 ($ 1.2)         (47.5%)



Net sales for the three month period ended March 31, 1997 were $66.7 million; an increase of approximately $21.4 million or 47% over the same period last year. Approximately $15 million of the increase relates to the Company's European subsidiaries, Key U.K. and Materias Plasticas (MaP) which were acquired in 1996 (Key U.K. was acquired May 1, 1996 and a controlling interest in MaP was acquired on November 1, 1996). Sales of injection molded parts and assemblies in the Company's existing businesses was up $6.6 million or 17% resulting from vehicle programs launched during 1996 and to increases in related vehicle production by the Company's customers. First quarter revenues related to customer tooling programs year-over-year were flat at about
$6.2 million.

        Gross profit increased $3.4 million in the first quarter of 1997 compared to the first quarter of 1996 as a result of the aforementioned sales increases. The degradation of the gross profit percentage of 1.5% from 1997 to 1996 is primarily attributable to operations in the United Kingdom where gross profit margins are lower than other Company facilities.

        Selling, general and administrative expenses increased $3.1 million in 1997 as compared to the same period last year. Approximately $1.9 million of the increase is due to costs incurred in facilities owned by the Company for less than one year as of March 31, 1997, principally in Europe. The remainder of the increase relates to staff and facility costs necessary to support the Company's expansion.

        Operating income increased by $.2 million as a result of the foregoing.

        Interest expense in the first quarter of 1997 increased by about $1.5 million over the same 1996 period because of higher average debt outstanding. The increase in debt stemmed primarily from acquisitions made during the course of 1996 including Clearplas, Ltd. in the United Kingdom and Materias Plasticas, S.A. in Portugal, and a plastic injection molding company in South Bend, Indiana.

PART II. -- OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibit

                    07  Financial  Data  Schedule  (EDGAR
                        Version only)

            (b)  Reports on Form 8-K

                 None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KEY PLASTICS, INC.


                                        By:  /s/ E. R. Autry
                                             ---------------------------------
                                             E.R. Autry
                                             Vice President, Finance &
                                             Procurement
                                             (Principal Financial Officer)

                                        And: /s/ David M. Smith
                                             ---------------------------------
                                             David M. Smith
                                             Corporate Controller
                                             (Principal Accounting Officer)

Dated:  May 8, 1997

                                Exhibit Index
                                -------------



Exhibit No.           Description
-----------           -----------

    27                Financial Data
                        Schedule