Form 10-Q
period 1997-06-30
KEY PLASTICS INC
filed 1997-08-14
CIK 838491

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1997 Commission file number 33-56048


                              KEY PLASTICS, INC.

        MICHIGAN                                38-2653726
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)


21333 Haggerty Rd., Suite 200, Novi, MI         48375
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code: (248) 449-6100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes   X     No

As of August 13, 1997, 320,908 shares of the Company's Common Stock were outstanding.

PART I - Financial Information

Item 1.

                             KEY PLASTICS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                               (Unaudited)

                                  For the                 For the
                                Three Months             Six Months
                               Ended June 30,          Ended June 30,
                         ------------------------  ------------------------
                            1997        1996         1997           1996


Net Sales               $81,553,792  $57,476,280  $148,296,098  $102,772,854

Cost of Sales            65,038,957   46,278,757   119,163,506    82,328,535
                         ----------   ----------   -----------   -----------

  Gross Profit           16,514,835   11,197,523    29,132,592    20,444,319

Selling general
 & administrative         6,772,771    4,124,735    13,139,704     7,368,772

Amortization                554,469      160,203       749,692       320,406
                         ----------   ----------   -----------    ----------
  Operating income        9,187,595    6,912,585    15,243,196    12,755,141

Interest expense, net     5,405,581    3,638,847    10,383,598     7,145,515
                         ----------   ----------   -----------    ----------

  Net income before
    foreign taxes         3,782,014    3,273,738     4,859,598     5,609,626

Foreign income taxes        (15,000)          --       134,000            --
                         ----------   ----------    ----------    ----------
  Net income before
    extraordinary item    3,767,014    3,273,738     4,993,598     5,609,626

Extraordinary item--
  debt refinancing               --           --    (5,468,000)          --

   Net income (loss)    $ 3,767,014  $ 3,273,738   $  (474,402)  $ 5,609,626
                        ===========   ==========    ==========    ==========
Earnings per share:
Net income before
  extraordinary item    $     11.26  $      9.87   $     14.93   $     16.91
                        -----------   ----------    ----------    ----------
Net income (loss)       $     11.26  $      9.87   $     (1.42)  $     16.91
                        -----------   ----------    ----------    ----------




See notes to condensed consolidated financial statements

                              KEY PLASTICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                       June 30,     December 31,
                                         1997           1996
                                       --------     ------------
                  ASSETS             (Unaudited)


Current assets:
   Cash                             $  1,537,292  $           --
   Accounts receivable, net           66,385,177      43,131,344
   Inventories                        39,798,275      35,634,636
   Prepaid expenses and other
     current assets                    3,412,139       2,075,589
                                     -----------    ------------
     Total current assets            111,132,883      80,841,569

Property, plant and equipment, net   112,787,722      98,908,150
Intangibles, net                      15,456,437       8,516,123
Other assets                           5,191,348       4,938,500

     Total assets                   $244,568,390    $193,204,342
                                     ===========     ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Current maturities of long-term
     debt                           $  5,994,006    $ 64,484,121
   Accounts payable                   33,500,912      35,706,663
   Accrued liabilities                14,371,105      20,873,671
                                     -----------     -----------
      Total Current liabilities       53,866,023     121,064,455

Capital lease obligations              1,954,410       2,057,059
Long-term debt                       200,303,209      82,520,618
Other long-term liabilities            2,600,779       3,124,779

Shareholders' deficit:
   Common stock, par value $.30
   Authorized:  450,000
   Issued and outstanding:
     320,908 and 315,908 respectively     96,274          94,772
   Additional paid-in capital         12,483,894       9,786,603
   Currency translation                  149,300         259,300
   Accumulated deficit               (26,885,499)    (25,703,244)
                                     -----------     -----------
      Total shareholders' deficit    (14,156,031)    (15,562,342)
                                     -----------     -----------
      Total liabilities and
        shareholders' deficit       $244,568,390    $193,204,342
                                     ===========     ===========


See notes to condensed consolidated financial statements

                              KEY PLASTICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                      For the
                                                     six months
                                                    ended June 30,
                                              ------------------------
                                                1997             1996

Cash flows from operating activities:
  Net income before extraordinary item        $4,993,598       $5,609,626

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                 7,091,819        4,111,729
  Amortization                                   749,745          320,406
  (Increase) Decrease in assets:
    Accounts receivable                      (24,721,833)      (7,613,878)
    Inventories                               (4,163,639)        (564,380)
    Other current assets                      (1,336,550)       1,109,042
  Increase (Decrease) in liabilities:
    Accounts payable                          (2,205,751)      (1,580,957)
    Accrued liabilities                       (6,502,566)       1,653,609
                                             -----------      -----------
         Total adjustments                   (31,088,775)      (2,564,429)
                                             -----------      -----------
Net cash provided (used) by operating
  activities                                 (26,095,177)       3,045,197
                                             -----------      -----------
Cash flows from investing activities:
  Acquisitions of property, plant and
    equipment                                 (9,316,391)      (5,485,460)
  Property, plant and equipment of
    acquired businesses                      (11,537,270)      (7,236,188)
  Other investments                                   --       (1,858,012)
  Increase in other assets                    (3,379,567)        (491,197)
                                             -----------      -----------
  Net cash used for investing activities     (24,233,228)     (15,070,857)
                                             -----------      -----------
Cash flows from financing activities:
  Net borrowings under debt agreements       229,895,907       12,932,147
  Principal payments under debt agreements  (170,706,080)        (287,300)
  Debt refinancing cost                       (9,398,720)              --
  Shareholder capital contribution              2,672,424              --
  Dividend distributions                         (707,834)       (999,234)
                                             ------------     -----------
  Net cash provided by financing activities    51,755,697      11,645,613
                                             ------------     -----------
Effect of exchange rate changes on cash           110,000         380,047

Net increase in cash                            1,537,292              --

Cash, beginning of period                              --              --

  Cash, end of period                          $1,537,292    $         --
                                             ============     ===========
Supplemental disclosure of cash
    flow information, cash paid
    during the period for interest             $9,332,773    $  6,664,958
                                             ============     ===========
See notes to condensed consolidated financial statements

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

Information for the three and six month periods ended June 30, 1997 and 1996 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which management of Key Plastics, Inc. (the "Company") considers necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles have been condensed or omitted. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain items in the December 31, 1996 balance sheet have been reclassified to conform to the current period presentation.

During March of 1997 the Company completed several actions to refinance its existing debt and secure additional financing for the future, including:
(1) A tender offer for all of its $65.0 million, 14% Senior Notes due 1999 [$40.1 million of the notes were tendered]; (2) A private placement for $125.0 million, 10-1/4% Senior Subordinated Notes due 2007; and (3) Entered into a new $140.0 million Senior Credit Facility.

In 1996 the Company acquired injection molding, painting and assembly operations primarily serving the automotive industry in the United Kingdom (acquired May 1, 1996) and Portugal (controlling interest acquired November 1, 1996). On March 28, 1997 the Company acquired three injection molding and assembly operations from Aeroquip Corporation, a subsidiary of Aeroquip-Vickers Corporation (the Aeroquip Acquisition). The Aeroquip Acquisition expands the Company's existing decorative bezel business. On June 30, 1997 the Company acquired the screen printing and injection molding operations of T.D. Shea Manufacturing, Inc. (the T.D. Shea Acquisition). The T.D. Shea Acquisition gives the Company the ability to control production of appliques used in its decorative bezels and instrument cluster assemblies. These acquisitions have been accounted for using the purchase method. The consolidated financial statements include the results of operations and cash flows for the acquired companies from the date of acquisition as well as the financial position at June 30, 1997.


2.  Inventories:

Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method. The components of inventories consisted of the following:

                                  June 30,       December 31,
                                    1997            1996
                                  -------        -----------
Raw materials                   $ 6,436,308     $ 7,859,701
Work in progress                  3,684,897       2,584,080
Finished goods                    7,858,178       7,586,917
Customer Tooling                 21,818,892      17,603,938
                                 ----------      ----------
                                $39,798,275     $35,634,636


                                 ==========      ==========

3.  Earnings Per Share:

Earnings per share amounts for the three and six month periods ended June 30, 1997 and 1996 are computed by using net income divided by the weighted average number of shares of common and common equivalent shares outstanding during the period using the treasury stock method.

The weighted average number of shares used in computing earnings per share are 345,076 and 331,735 for the three months ended June 30, 1997 and 1996, respectively, and 345,076 and 331,819 for the six months ended June 30, 1997 and 1996, respectively.

The Company is closely-held and, accordingly, there is no public market for the Company's common stock. For purposes of computing the incremental common equivalent shares outstanding under the treasury stock method, the Company utilized management's estimate of fair value of the Company's Common Stock.

4.  Accounting Changes:

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per share, was issued by the Financial Accounting Standards Board in February 1997. Adoption of SFAS 128, effective for periods ending after December 15, 1997 is not expected to have a material effect on reported earnings.

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise, were issued by the Financial Accounting Standards Board in June 1997. The effect of adopting these standards is not expected to be material.

5.  Subsequent Event:

On August 8, 1997 the Company entered into an agreement to purchase Clearplas France SA, located in Belleme, France. Clearplas supplies injection molded interior trim, dashboard and under the hood components to the European Automotive industry. The sale is expected to close in September.

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

                                  Comparison of Results of Operations
                               Increase(Decrease) (Dollars in Thousands)

                               Three Months Ended      Six Months Ended
                                June 30, 1997 vs.      June 30, 1997 vs.
                                  June 30, 1996         June 30, 1996
                              --------------------     -----------------

Net sales                      $24,078    42%          $45,523     44%

Cost of sales                   18,760    41%           36,835     45%

Selling, general and
  administrative expenses        2,648    64%            5,770     78%

Amortization                       394   246%              429    134%

Interest expense, net            1,766    49%            3,238     45%

Net income (loss) before
  extraordinary item               493    15%             (616)   (13%)


Acquisitions:

On March 28, 1997, the Company acquired three injection molding and assembly operations owned by Aeroquip Corporation, a subsidiary of Aeroquip-Vickers Corporation. The acquired business represents an expansion of the Company's existing decorative bezel business. The acquisition has been accounted for using the purchase method. On June 30, 1997, the Company acquired the assets of T.D. Shea Manufacturing, Inc. Such assets include screen printing and injection molding operations located in Indiana. This acquisition gives the Company the ability to control production of appliques used in its decorative bezels and instrument cluster assemblies. This acquisition has also been accounted for using the purchase method.

Three months ended June 30, 1997 compared to three months ended June
30,1996:

Net sales for the three month period ended June 30, 1997 were $81.6 million; an increase of approximately $24.1 million or 42% over the same period last year. The increase was attributable to acquired businesses ($18.0 million) and volume related increases in existing injection molding, paint and assembly operations primarily related to new programs ($4.8 million). Tooling revenues increased $1.3 million over the prior year making up the balance of the $24.1 million increase.

Gross profit increased $5.3 million in the second quarter of 1997 compared to the second quarter of 1996 primarily as a result of the aforementioned sales increases.

Selling, general and administrative expenses increased $2.6 million in the second quarter of 1997 as compared to the same period last year. The increase is primarily related to 1996 and 1997 acquisitions.

Operating income increased over the prior year second quarter by $2.3 million as a result of the foregoing.

Interest expense increased because of higher average debt outstanding offset by slightly lower interest rates.


Six months ended June 30, 1997 compared to six months ended June 30, 1996:

Net sales for the six month period ended June 30, 1997 increased $45.5 million or 44% over the same period last year. The increase was attributable to acquired businesses, including the full year effect of 1996 acquisitions ($32.8 million) and volume related increases in existing injection molding, paint and assembly operations primarily related to new programs ($11.4 million). Tooling revenues increased $1.3 million over the prior year making up the balance of the $45.5 million increase.

Selling, general and administrative expenses increased $5.8 million in the first half of 1997 as compared to 1996. The increase is primarily related to 1996 and 1997 acquisitions.

The increase in amortization relates primarily to costs incurred refinancing the Company's debt which was completed in March as discussed below.

Operating income increased by $2.5 million as a result of the foregoing.

Interest expense increased $3.2 million for the reasons discussed in the three month comparison above.

The extraordinary item of $5.5 million represents the amount paid for the tender offer and related consent fees for the retirement of $40.1 million of the 14% Senior Notes due 1999 and the write-off of the related unamortized original issue costs.

FINANCIAL POSITION

During March 1997 the following actions to refinance the Company's debt were completed:

    (1) A tender offer for all of its $65.0 million, 14% Senior Notes due 1999 [$40.1 million of the notes were tendered and repaid; $24.9 million remain outstanding];

    (2) A private placement for $125.0 million, 10-1/4% New Senior Subordinated Notes due 2007; and

   (3)  Entered into a $140.0 million Senior Credit Facility.

The proceeds of the private placement were principally used to fund the tender and replace existing bank debt. Borrowings on the Senior Credit Facility were for general corporate purposes, including acquisitions, discussed more fully above.

Accounts receivable increased by $24.7 million comparing June 30, 1997 to December 31, 1996. $8.9 million is due to increased parts sales at the Company's existing facilities and timing within the quarter (June tends to be a peak volume month, where December tends to be a non-peak month). Accounts receivable at acquired operations added $12.1 million to accounts receivable at June 30, 1997. Customer tooling related receivables increased by $3.7 million over the prior quarter primarily as a result of increased tooling programs.

The inventory increase of $4.2 million from December 31, 1996 to June 30, 1997 was due in part to the inventory from acquired companies of $4.1 million and $3.3 million related to increases in customer tooling inventory related to the design and build of tooling for programs expected to launch in 1998. Inventory at the Company's existing operations decreased $3.2 million as a result of efficiencies and enhanced cooperation with suppliers.

Accrued liabilities decreased by $6.5 million from December 31, 1996 due primarily to the $5.9 million payout of all accrued interest for the debt refinanced.

Property, plant and equipment increased $13.9 million due primarily to acquisitions ($11.5 million) and purchases of capital items at existing operating locations ($9.3 million), net of the increases in the depreciation reserve for the six month period ($7.1 million).

The Company believes its existing sources of liquidity are adequate to meet its operating requirements in fiscal 1997.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities.

(a) On July 7, 1997, the Company commenced an offer to exchange up to an aggregate principal amount of $125 million of its 10-1/4% Senior Subordinated Notes Series B due 2007, which were registered under the Securities Act of 1933, as amended, for up to an aggregate principal amount of $125 million of its outstanding 10-1/4% Senior Subordinated Notes due 2007. The exchange offer expired on August 8, 1997. All of the outstanding notes were exchanged pursuant to the offer.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit--27 Financial Data Schedule (EDGAR version only).

(b)  Reports on Form 8-K--None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     KEY PLASTICS, INC.


                                  By: /S/ E. R. Autry
                                      ------------------------
                                      E.R. Autry
                                      Vice President, Finance &
                                      Procurement (on behalf of the
                                      registrant and as Principal
                                      Financial Officer)

                                 And: /S/ David M. Smith
                                      ------------------------
                                      David M. Smith
                                      Corporate Controller
                                      (Principal Accounting
                                      Officer)

Dated:  August 14, 1997

Exhibit Index

Exhibit No.         Description

   27          Financial Data Schedule