Form 10-Q
period 1997-09-30
KEY PLASTICS INC
filed 1997-11-14
CIK 838491

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1997 Commission file number 33-56048


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


Yes   X           No


As of November 13, 1997, 321,908 shares of the Company's Common Stock were outstanding.

































PART I - Financial Information

Item 1.


                           KEY PLASTICS, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                               (Unaudited)


                                  For the                          For the
                                Three Months                     Nine Months
                             Ended September 30,             Ended September 30,
                            1997            1996             1997           1996
                            ----            ----             ----           ----
Net Sales                 $73,431,114    $52,883,090     $221,727,212     $155,655,944
Cost of Sales              58,319,549     43,090,480      177,483,055      125,419,015
                           ----------     ----------      -----------      -----------
  Gross Profit             15,111,565      9,792,610       44,244,157       30,236,929

Selling general
 & administrative           8,084,401      4,112,665       21,224,105       11,481,437

Amortization                  436,454        160,203        1,186,146          480,609
                           ----------     ----------       ----------      -----------
  Operating income          6,590,710      5,519,742       21,833,906       18,274,883

Interest expense, net       5,576,113      3,750,920       15,959,711       10,896,435
                           ----------      ---------       ----------       ----------
  Net income before
    foreign taxes           1,014,597      1,768,822        5,874,195        7,378,488

Foreign income taxes          121,000              --         255,000               --
                            ---------       ---------      ----------        ---------
  Net income before
    extraordinary item      1,135,597       1,768,822       6,129,195        7,378,448

Extraordinary item--
  debt refinancing                 --              --      (5,468,000)              --
                            ---------       ---------      ----------        ---------
  Net income (loss)       $ 1,135,597     $ 1,768,822    $    661,195     $  7,378,448
                            =========       =========      ==========        =========
Earnings per share:
Net income before
  extraordinary item            $3.38           $5.33          $18.42           $22.20
                                 ----            ----           -----            -----
Net income (loss)               $3.38           $5.33          $ 1.99           $22.20
                                 ====            ====           =====            =====


See notes to condensed consolidated financial statements
















                           KEY PLASTICS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                    September 30,     December 31,
                                         1997            1996
                                         ----            ----
        ASSETS                       (Unaudited)

Current assets:
   Cash                              $    569,976     $         --
   Accounts receivable, net            72,570,384       43,131,344
   Inventories                         45,712,908       35,634,636
   Prepaid expenses and other
     current assets                     5,879,918        2,075,589
                                       ----------       ----------
     Total current assets             124,733,186       80,841,569
Property, plant and equipment, net    118,771,406       98,908,150
Intangibles, net                       22,484,696        8,516,123
Other assets                            7,137,577        4,938,500
                                      -----------      -----------
     Total assets                    $273,126,865     $193,204,342
                                      ===========      ===========
         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Current maturities of long-term
      debt                           $  6,732,006     $ 64,484,121
   Accounts payable                    44,142,820       35,706,663
   Accrued liabilities                 13,953,707       20,873,671
                                       ----------       ----------
      Total Current liabilities        64,828,533      121,064,455

Capital lease obligations               1,815,628        2,057,059
Long-term debt                        217,073,799       82,520,618
Other long-term liabilities             2,600,779        3,124,779

Shareholders' deficit:
  Common stock, par value $.30
  Authorized: 450,000
  Issued and outstanding:
    321,908 and 315,908 respectively      96,572           94,772
  Additional paid-in capital          12,445,196        9,786,603
  Currency translation                    16,300          259,300
  Accumulated deficit                (25,749,942)     (25,703,244)
                                     -----------      -----------
      Total shareholders' deficit    (13,191,874)     (15,562,342)
                                     -----------      -----------
      Total liabilities and
          shareholders' deficit     $273,126,865     $193,204,342


See notes to condensed consolidated financial statements



















                           KEY PLASTICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)


                                                   For the
                                                 Nine months
                                             ended September 30,
                                             ------------------
                                             1997          1996
                                             ----          ----
Cash flows from operating activities:
  Net income before extraordinary item     $6,129,195   $7,378,448

Adjustments to reconcile net income to
  net cash provided by operating
   activities:
  Depreciation                             11,194,889    5,779,654
  Amortization                              1,186,146      480,610
  (Increase) Decrease in assets:
    Accounts receivable                   (29,439,040) (11,376,470)
    Inventories                           (10,078,272)  (7,672,876)
    Other current assets                   (3,804,329)    (879,675)
  Increase (Decrease) in liabilities:
    Accounts payable                        8,436,157    7,287,277
    Accrued liabilities                    (6,919,964)   7,385,326
                                           ----------   ----------
           Total adjustments              (29,424,413)   1,003,846
                                          -----------   ----------
Net cash provided (used) by operating
    activities                            (23,295,218)   8,382,294
                                          -----------   ----------
Cash flows from investing activities:
  Acquisitions of property, plant and
    equipment                             (17,103,087)  (8,457,382)
  Property, plant and equipment of
    acquired businesses                   (13,337,058)  (7,236,188)
  Increase in other assets                (14,577,166)  (1,087,566)
                                          -----------   ----------
  Net cash used for investing activities  (45,017,311) (16,781,136)
                                          -----------   ----------
Cash flows from financing activities:
  Net borrowings under debt agreements    279,520,907   12,748,538
  Principal payments under debt
    agreements                           (202,961,272)  (2,367,947)
  Debt refinancing cost                    (9,398,720)          --
  Shareholder capital contribution          2,672,424           --
  Dividend distributions                     (707,834)  (1,669,862)
                                          -----------   ----------
  Net cash provided by financing
    activities                             69,125,505    8,710,729
                                          -----------   ----------
Effect of exchange rate changes
    on cash                                  (243,000)    (311,887)

Net increase in cash                          569,976           --

Cash, beginning of period                          --           --

  Cash, end of period                    $    569,976   $       --
                                          -----------     --------
Supplemental disclosure of cash
  flow information, cash paid
  during the period for interest         $16,987,197    $7,816,666
                                          ----------     ---------

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

        Information for the three and nine month periods ended September 30, 1997 and 1996 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which management of Key Plastics, Inc. (the "Company") considers necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles have been condensed or omitted. All significant intercompany balances and transactions have been eliminated in consolidation.

        Certain items in the December 31, 1996 balance sheet have been reclassified to conform to the current period presentation.

        During March of 1997 the Company completed several actions to refinance its existing debt and secure additional financing for the future, including:

        1.      A tender offer for all of its $65.0 million, 14%
                Senior Notes due 1999 [$40.1 million of the notes were tendered];

        2. Issuing $125.0 million, of 10-1/4% Senior Subordinated Notes due 2007; and

        3.      Entering into a new $140.0 million Senior
                Credit Facility.

        In 1996 the Company acquired injection molding, painting and assembly operations primarily serving the automotive industry in the United Kingdom (acquired May 1, 1996) and Portugal (controlling interest acquired November 1, 1996). On March 28, 1997 the Company acquired three injection molding and assembly operations from Aeroquip Corporation, a subsidiary of Aeroquip-Vickers Corporation (the Aeroquip Acquisition). The Aeroquip Acquisition expands the Company's existing decorative bezel business. On June 30, 1997 the Company acquired the screen printing and injection molding operations of T.D. Shea Manufacturing, Inc. (the T.D. Shea Acquisition). The T.D. Shea Acquisition gives the Company the ability to control production of appliques used in its decorative bezels and instrument cluster assemblies. On September 5, 1997 the Company acquired Clearplas France SA, located in Belleme, France. Clearplas supplies injection molded interior trim, dashboard and under-the-hood components to the European automotive industry. This acquisition gives the Company wider exposure to customers including Renault and Sommer Allibert. These acquisitions have been accounted for using the purchase method. The consolidated financial statements include the results of operations and cash flows for the acquired companies from the date of acquisition as well as the financial position at September 30, 1997.



2.      Inventories:

        Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method. The components of inventories consisted of the following:

                             September 30,      December 31,
                                 1997                1996
                             -------------      -----------
        Raw materials         $ 9,917,640       $ 7,859,701
        Work in progress        2,220,654         2,584,080
        Finished goods          8,325,153         7,586,917
        Customer Tooling       25,249,461        17,603,938
                               ----------        ----------
                              $45,712,908       $35,634,636
                               ==========        ==========

3.      Earnings Per Share:

        Earnings per share amounts for the three and nine month periods ended September 30, 1997 and 1996 are computed by using net income divided by the weighted average number of shares of common and common equivalent shares outstanding during the period using the treasury stock method.

        The weighted average number of shares used in computing earnings per share are 335,709 and 332,105 for the three months ended September 30, 1997 and 1996, respectively, and 332,709 and 332,335 for the nine months ended September 30, 1997 and 1996, respectively.

        The Company is closely held and, accordingly, there is no public market for the Company's common stock. For purposes of computing the incremental common equivalent shares outstanding under the treasury stock method, the Company utilized management's estimate of fair value of the Company's Common Stock.

4.      Accounting Changes:

        Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per share, was issued by the Financial Accounting Standards Board in February 1997. Adoption of SFAS 128, effective for periods ending after December 15, 1997 is not expected to have a material effect on reported earnings.

        Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise, were issued by the Financial Accounting Standards Board in September 1997. The effect of adopting these standards is not expected to be material.

Item 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           KEY PLASTICS, INC.

This report contains forward-looking statements which involve known and unknown risks, uncertainties and other factors including, without limitation, the Risk Factors set forth in the Company's 1996 Form 10-K that may cause the actual results of the Company to be materially different from the results expressed or implied in such forward-looking statements.

RESULTS OF OPERATIONS

        Below is a summary of period-to-period changes in the principal items of the condensed statements of operations. This is followed by a discussion and analysis of significant factors affecting the Company's earnings for the period.


                          Comparison of Results of Operations
                                   Increase(Decrease)
                                      ($ in 000's)

                          Three Months Ended      Nine Months Ended
                        September 30, 1997 vs.  September 30, 1997 vs.
                          September 30, 1996     September 30, 1996

Net sales                   $20,548    39%       $66,071      42%

Cost of sales                15,229    35%        52,064      42%

Selling, general and
  administrative expenses     3,972    97%         9,742      85%

Amortization                    276   172%           705     147%

Interest expense, net         1,825    49%         5,064      46%

Net income (loss) before
  extraordinary item           (633)  (36%)       (1,249)    (17%)


Acquisitions

   On March 28, 1997 the Company acquired three injection molding and assembly operations from Aeroquip Corporation, a subsidiary of Aeroquip-Vickers Corporation (the Aeroquip Acquisition). The Aeroquip Acquisition expands the Company's existing decorative bezel business. On June 30, 1997 the Company acquired the screen printing and injection molding operations of T.D. Shea Manufacturing, Inc. (the T.D. Shea Acquisition). The T.D. Shea Acquisition gives the Company the ability to control production of appliques used in its decorative bezels and instrument cluster assemblies. On September 5, 1997 the Company acquired Clearplas France SA, located in Belleme, France. Clearplas supplies injection molded interior trim, dashboard and under-the-hood components to the European automotive industry. This acquisition gives the Company greater exposure to European customers. These acquisitions have been accounted for using the purchase method.

        Three months ended September 30, 1997 compared to three months ended September 30, 1996. Net sales for the three month period ended September 30, 1997 were $73.4 million; an increase of approximately $20.5 million or 39% over the same period last year. The increase was attributable to acquired businesses including the full year effect of 1996 acquisitions ($16.2 million) and volume related increases in existing injection molding, paint and assembly operations ($3.6 million).

        Gross profit increased $5.3 million in the third quarter of 1997 compared to the Third quarter of 1996 primarily as a result of the aforementioned sales increases.

        Selling, general and administrative expenses in the third quarter of 1997 increased by $3.9 million over the same period last year. The increase is primarily related to 1996 and 1997 acquisitions. Several of the businesses acquired were stand-alone entities. As a result, the Company believes synergistic opportunities exist in both Europe and North America. Those opportunities will be pursued in the course of integrating the acquired businesses.

        Operating income increased over the prior year third quarter by $1.1 million primarily as a result of the foregoing.

        Interest expense increased because of higher average debt outstanding, the higher debt was partially offset by lower rates obtained as a result of the refinancing that took place in March 1997.

   Nine months ended September 30, 1997 compared to nine months ended September 30, 1996. Net sales for the nine month period ended September 30, 1997 increased $66.1 million or 42% over the same period last year. The increase was attributable to acquired businesses, including the full year effect of 1996 acquisitions ($49.1 million) and volume related increases in existing injection molding, paint and assembly operations ($15.0 million). Tooling revenues increased $2.0 million over the prior year making up the balance of the $66.1 million increase.

   Gross profit increased $14.0 million in the three quarters ended September 30, 1997 compared to the same period of 1996 primarily as a result of the aforementioned sales increases.

   Selling, general and administrative expenses in the nine months ended September 30, 1997 increased by $9.7 million over the same period last year. The increase is primarily related to 1996 and 1997 acquisitions. Several of the businesses acquired were stand-alone entities. As a result, the Company believes synergistic opportunities exist in both Europe and North America. Those opportunities will be pursued in the course of integrating the acquired businesses.

   The increase in amortization relates to costs incurred refinancing the Company's debt, completed in March and discussed more fully below, and amortization of goodwill related to the Company's acquisitions.

        Operating income increased by $3.6 million as a result of the foregoing.

        Interest expense increased $5.1 million for the reasons discussed in the three month comparison above.

   The extraordinary item of $5.5 million represents the amount paid for the tender offer and related consent fees for the retirement of $40.1 million of the 14% Senior Notes due 1999 and the write-off of the related unamortized original issue costs.

FINANCIAL POSITION

        During March 1997 the following actions to refinance the Company's debt were completed:

        1. A tender offer for all of its $65.0 million, 14% Senior Notes due 1999 [$40.1 million of the notes were tendered];

        2. $125.0 million, of 10-1/4% Senior Subordinated Notes due 2007 were issued; and

        3.      A new $140.0 million Senior Credit Facility was established.

                The proceeds from the Senior Subordinated Notes were principally used to fund the tender and replace existing bank debt. Borrowings on the Senior Credit Facility were for general corporate purposes, including acquisitions, discussed above.

                Accounts receivable increased by $29.4 million comparing September 30, 1997 to December 31, 1996. $5.0 million is due to increased parts sales at the Company's existing facilities. Accounts receivable at operations acquired during 1997 added $17.5 million to accounts receivable at September 30, 1997. Customer tooling related receivables increased by $6.9 million over the December 31, 1996 level primarily as a result of increased tooling programs.

                The inventory increase of $10.1 million from December 31, 1996 to September 30, 1997 was due in part to the inventory from acquired companies of $5.3 million and $7.6 million related to increases in customer tooling inventory related to the design and building of tooling for programs expected to launch in 1998. Inventory at the Company's existing operations decreased $2.8 million as a result of efficiencies and enhanced cooperation with suppliers.

                Accrued liabilities decreased by $6.9 million from December 31, 1996 due primarily to the $5.9 million payout of all accrued interest for the debt refinanced.

                Property, plant and equipment increased $19.9 million due primarily to acquisitions ($13.3 million) and purchases of capital items at existing operating locations ($17.1 million), net of the increases in the depreciation reserve for the nine month period ($11.2 million).

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

                       And: /S/ David M. Smith
                            -------------------------
                            David M. Smith
                            Corporate Controller
                            (Principal Accounting
                             Officer)

Dated:  November 14, 1997














































                              Exhibit Index

Exhibit No.                       Description
   27                             Financial Data Schedule