Form 10-K405
period 1997-12-31
KEY PLASTICS INC
filed 1998-03-31
CIK 838491

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 33-56048

                           KEY PLASTICS HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MICHIGAN                                     38-2653726
(STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

                          21333 HAGGERTY ROAD SUITE 200
                                 NOVI, MICHIGAN
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                      48375
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 449-6100

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's voting stock held by non-affiliates: Not Applicable. The Company is privately held.

         The number of shares outstanding of the registrant's common stock as of March 27, 1998, was 342,076. As of such date the registrant held a 75 percent equity interest in the Company (as defined herein).

ITEM 1. BUSINESS

THE COMPANY - BACKGROUND

         Key Plastics Holdings, Inc. ("Key") was formed in January 1986 under the name of Key Plastics, Inc. to acquire the plastics manufacturing operations of Key International Manufacturing, Inc., which operations had been involved in plastics manufacturing for over 20 years. The Company is a global supplier of highly engineered plastic components and assemblies to automotive original equipment manufacturers and Tier I suppliers. The Company believes it is the largest independent supplier of plastic door handle assemblies, decorative bezels and pressurized bottles in North America for the automotive industry.

         The Company provides the automotive industry with comprehensive plastics manufacturing capabilities, including design and engineering, high-precision injection molding, automated manufacturing and assembly, plastic painting and material and product testing. The Company operates from its world headquarters and technical center, 14 manufacturing and two paint facilities in North America and three facilities in Europe with painting and manufacturing capabilities.

         On February 9, 1998 Key contributed substantially all of its assets and liabilities to Key Plastics Technology, L.L.C. ("Technology"), a wholly owned subsidiary of Key (the "Restructuring"). Subsequently, Technology changed its name to Key Plastics, L.L.C. and Key Plastics, Inc. changed its name to Key Plastics Holdings, Inc. As used herein, the "Company" refers to Key through February 9, 1998 and Technology thereafter. Pursuant to the Restructuring, Technology became the primary obligor under the Credit Agreement dated March 24, 1997 by and among the Company (as defined therein), the lenders party thereto from time to time and NBD Bank, as agent for such lenders, as amended (the "Senior Credit Agreement"); the Senior Notes (The "Senior Notes") issued under the Indenture, dated November 17, 1992, by and between the Company and Society National Bank, as amended; and the Senior Subordinated Notes (the "Senior Subordinated Notes") issued under the Indenture dated March 24, 1997 by and between the Company and Marine Midland Bank, as Trustee (the "Indenture"). Also, on February 9, 1998, a third party investor purchased a 25 percent equity interest in Technology (the "Investment").

         As of March 9, 1998, the Senior Credit Agreement was amended to allow the Company to obtain an additional $20 million, five and one half year amortizing term loan, Key Plastics International, S.N.C. to obtain a French Franc 93.9 million, five and one half year amortizing term loan and Key Plastics, U.K. to obtain (pound)6.3 million, five and one half year amortizing term loan. As a result of these actions, the Company expects for France and the UK to realize lower interest rates and establish a natural hedge for its net assets in those countries. Futhermore, the Company had $33 million of availability under its Senior Credit Agreement on March 27, 1998 after completing these actions.

         The Company is privately owned by management and employees. Since its incorporation in 1987, the Company has elected to be taxed as a corporation under Subchapter S (a "Subchapter S corporation") of the Internal Revenue Code of 1986, as amended (the "Code"), and after the Restructuring, a limited liability company. The Company has made, and intends to continue to make, distributions to its shareholders to pay their income tax obligations as a result of the Company's pass through status.

PRODUCTS

         The Company is a global designer and manufacturer of highly engineered, value-added plastics components and assemblies for automobiles, light trucks and minivans. The Company considers itself to be the largest independent supplier of plastic door handle assemblies, radio bezels and pressurized bottles. The Company is also a major supplier of speaker grilles, air louvers, electrical connector covers and interior trim components. The Company believes these components are typically more difficult for a customer to produce in-house or for a competitor to replicate due to the substantial investment required in specialized engineering, design and manufacturing capabilities. Management further believes such products have strong worldwide growth potential and high margins.

         The Company offers comprehensive manufacturing capabilities, including design and engineering, high-precision injection molding, automated manufacturing and assembly, plastics painting and material and product testing. The Company also has extensive tool making capabilities and designs and builds approximately one-third of the tooling used in the manufacture of its products.

INTERNATIONAL OPERATIONS

         The Company has acquired strategic positions in Europe in order to serve its customers on a global basis. In 1997 the UK, Portugal and France accounted for 22.1% of the Company's net sales. This expansion resulted in the addition of new customers such as Rover, Renault and Sommer Allibert.

         The Company prices its products in the United Kingdom, Portugal and France in the currency of the country in which the products are sold and, in the United States and Mexico, in United States dollars. To the extent that prices are in the currency of the country in which the products are sold, the prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries. The Company is presently engaged in limited currency hedging transactions in Portugal, involving the purchase of Portuguese escudos to make local payments.

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

         The Company has organized its production process to minimize the number of manufacturing functions and the frequency of material handling. In addition, the Company utilizes, where practical, a flexible manufacturing process which uses cellular manufacturing to allow a continuous flow of parts with minimal set-up time. Such cellular manufacturing utilizes machine vision, robotics and a palletized approach and can be easily converted from one product application to the other with re-programming and new pallets at a cost lower than traditional work cell approach.

         Paint Operations. The Company believes its broad base of class A paint application capabilities positions it well for supplying the domestic and foreign exterior trim market. The Company is able to provide both high-bake, high solids painting, which is traditionally preferred by domestic OEMs, and low-bake, two component painting, which is preferred by foreign OEMs. The Company has also developed paint application technology utilizing innovative robotic applications which has enabled the Company to reduce costs by improving paint transfer efficiency.

         Quality. The Company has a strong quality assurance program and has made substantial investments in technology to monitor and improve quality. Included among these investments are CAD/CAM equipment, statistical process control systems, failure mode and effect systems, process-controlled molding machines and automated assembly equipment. In addition, the Company has material and product test laboratories that monitor product reliability and which are accredited by its major OEM customers, and the Company's engineering functions are ISO 9001 certified. All of the Company's manufacturing facilities are QS 9000 certified or will be QS 9000 certified by April 30, 1998.

THE OEM SUPPLIER INDUSTRY

         The Company competes in the global automotive original equipment manufacturer supplier industry. The OEM supplier industry is cyclical and, in large part, dependent upon the overall strength of consumer demand for light trucks and passenger cars. The automotive industry is currently characterized by a number of factors which affect the Company. These factors include (i) OEMs' demand for suppliers with efficient, comprehensive research and development, design and manufacturing capabilities, (ii) consolidation of suppliers as a result of increasing OEM demands, and (iii) the globalization of the OEM supplier base. As a result of these factors, suppliers must (i) continually demonstrate the ability to satisfy, in cost efficient ways, the OEMs' design and manufacturing demands and (ii) establish international positions which can effectively supply and service the OEMs.

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

RAW MATERIALS

         The principal raw materials used by the Company are engineered plastic resins such as nylon, polypropylene and ABS, all of which are available from several suppliers. The Company has no reason to believe that there will not be an ample supply of its raw materials for the reasonably foreseeable future, but the Company cannot make any prediction as to the future price of such raw materials. The Company is generally not able to pass on to its customers any increase in raw material costs. As the Company has grown, the increased purchasing volume, in many cases, has enabled it to hold or reduce raw material costs. As a result the Company, in the past three years, has not experienced any significant increases in the prices of its raw materials.

CUSTOMERS

         The Company's direct sales to its principal customers, Ford Automotive Operations ("Ford"), General Motors Corporation ("GM"), and Chrysler Corporation ("Chrysler") accounted for approximately 50%, 13% and 8%, respectively, of the Company's consolidated net sales in fiscal year 1997. If sales to those OEMs' Tier I suppliers are included, the Company's sales to Ford, GM and Chrysler accounted for approximately 55%, 15% and 11%, respectively, of the Company's consolidated net sales in fiscal year 1997. The Company's business is dependent upon consumer demand for the specific models and product lines that incorporate the Company's parts. The Company's arrangements with its OEMs are typically in the form of purchase orders that may be canceled by the OEMs. However, the Company believes that cancellation of purchase orders is rare, due, in part, to the OEM production interruption likely to be caused by changing suppliers. The loss of any of these customers could adversely effect the Company's revenues.

COMPETITION

         The Company's business is highly competitive. A large number of actual or potential competitors exist, including the internal component operations of the OEMs as well as independent suppliers. Some of the Company's competitors include Donnelly Corporation, Lear Corp., ADAC Corporation, Summit Plastic Co., LDM Technologies, Inc., Fawn Industries, Inc., Lacks Industries, Inc., United Technologies, Inc., and Geiger Technik., although none of these competitors compete with the Company along all product lines. The Company competes on the basis of quality, cost, timely delivery and customer service and, increasingly, on the basis of design and engineering capability, painting capability, new product innovation and product testing capability.

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

EMPLOYEES

         At December 31, 1997, the Company employed approximately 3,730 persons in North America and Europe. The Company believes that relations with its employees are good. Hourly employees at the Company's Plymouth, Michigan facility (approximately 9% of all employees) and Key U.K. (approximately 10% of all employees) are the only employees represented by collective bargaining units. The Plymouth employees are represented by Local 7639 International Union of United Paper Workers pursuant to a collective bargaining agreement, which expires on December 7, 2000. The workforce at Key's Coventry facility in the United Kingdom is represented by two unions: Amalgamated Electrical and Engineering Union ("AEEU") and Manufacturing, Scientific and Finance Union ("MSF"). Both AEEU and MSF follow the traditional negotiation patterns seen in Great Britain by renegotiating terms and conditions on an annual basis.

ENVIRONMENTAL MATTERS

         The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, and the disposal of hazardous wastes. The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. The Ohio Environmental Protection Agency has raised questions about the air permit status of the Company's facility in Montpelier, Ohio. The Company expects to resolve these questions without making significant financial expenditures. The Company does not believe there are any other pending investigations at the Company's plants or sites relating to environmental matters.

ITEM 2.  PROPERTIES

         All of the Company's facilities are owned by the Company, except for the Company's world headquarters and the Company's facilities in Grand Rapids, Michigan and Coventry, U.K., which are leased. Management believes that its facilities are adequate for its present needs. The Company's operations are located in the following communities.

                               APPROXIMATE
LOCATION                      SQUARE FOOTAGE        DESCRIPTION OF USE

Novi, MI .....................    29,000             World Headquarters and
                                                       Technical Center
Plymouth, MI .................   168,000             Manufacturing
Felton, PA (Plant 1) .........    53,000             Manufacturing
Felton, PA (Plant 2) .........    39,060             Manufacturing
Hamilton, IN .................    54,000             Manufacturing
York, PA (Plant 1) ...........    22,000             Manufacturing
York, PA (Plant 2) ...........    40,000             Manufacturing
Montpelier, OH ...............    79,000             Painting
Hartford City, IN ............    50,000             Painting and Assembly
Chihuahua, MX (Plant 1).......    65,000             Manufacturing
Grand Rapids, MI .............    56,000             Manufacturing
South Bend, IN ...............    80,000             Manufacturing
Coventry, UK .................   100,000             Manufacturing and Painting
Leiria, Portugal .............    84,000             Manufacturing and Painting
Port Huron, MI................    52,000             Manufacturing
Chesterfield, MI..............    44,000             Painting and Assembly
Chihuahua, MX (Plant 2) ......    55,000             Manufacturing
Ashley, IN....................    21,000             Manufacturing
Kendalville, IN...............    25,000             Manufacturing
Belleme, France ..............    90,000             Manufacturing



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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SEURITY HOLDERS.

         Not Applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Key's common equity is privately held by 26 persons, Technology's equity interests are held by two persons. The equity interest of the Company therefore, has no established public trading market. Key has elected to be taxed as an S Corporation and Technology is organized as a limited liability company. The Company is not subject to federal income taxes. The Company's policy is to pay dividends to the equity holders for the income taxes due on their share of the Company's taxable income. In addition, certain covenants of the Senior Note Indenture, Senior Credit Agreement and Restated Operating Agreement restrict the Company's ability to pay cash dividends. See Note 1 to Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected historical consolidated financial data of Key Plastics, Inc. for the five year period ended December 31, 1997. The selected consolidated financial data for such fiscal years were derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements of the Company for each of the three years in the period ended December 31, 1997 are included elsewhere in this Annual Report on Form 10-K together with the report thereon of Coopers & Lybrand, L.L.P., independent accountants. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company presented elsewhere in this Annual Report on Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          1997        1996       1995         1994      1993
                                       --------     --------   --------     --------  --------
                                                             ($ in Thousands)

INCOME STATEMENT DATA:
  Net sales                             $306,001     $217,087   $179,251    $194,112   $149,658

  Gross Profit                            66,257       39,452     37,544      36,060     28,756

  Selling, general and
    administrative expenses               33,724       16,532     15,531      13,955     10,362

  Interest expense                        22,112       15,754     14,861      12,752     11,575

  Net income before extraordinary          8,845        7,051      7,079       8,569      5,920
    item, minority interest and
    foreign income tax

  Extraordinary item-loss on early
    retirement of debt                    (5,192)           --        --          --        --

     Net income                         $  1,679      $  7,051  $  7,080    $  8,569  $  5,920

BALANCE SHEET DATA:

  Total assets                          $282,904      $193,204  $126,090    $121,853  $ 96,556

  Total debt                             219,228       144,283   119,640     111,060   102,859

  Long-term debt                         216,575        82,521   102,467     103,522    85,818

  Total shareholders' equity
    (deficit)                            (12,261)      (15,563)  (20,875)    (23,427)  (29,841)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K

1997 FISCAL YEAR COMPARED TO 1996 FISCAL YEAR

         Net sales of the fiscal year ended December 31, 1997 (the "1997 Fiscal Year") increased by $88.9 million, or 40.9%, over net sales for the fiscal year ended December 31, 1996 (the "1996 Fiscal Year"). Of the increase, approximately $34 million resulted from acquisitions completed during 1997. Sales increased a further $31 million over the 1996 Fiscal Year as a result of the full year effect of the acquisitions in the UK and Portugal completed in 1996. The remainder of the increase, approximately $24 million, resulted primarily from additional programs.

         Gross profit for the 1997 Fiscal Year increased by $24.4 million, primarily as a result of the increased sales discussed above. The gross profit margin increased by 2.5%, from 19.2% in the 1996 Fiscal Year to 21.7% in the 1997 Fiscal Year. The increase is attributed primarily to operating efficiencies within the Company's existing businesses and to slightly higher margins experienced in the businesses acquired during 1996 and 1997.

         Selling, general and administrative expenses (SG&A) for the 1997 Fiscal Year increased by $14.9 million from $18.9 in 1996. Approximately $6 million of the increase represents the full year effect of 1996 acquisitions. The Company's European operations incur SG&A costs at several times that of the North American operations. This is attributed to two primary factors. First, the acquired businesses, primarily in Europe, tend to be separate, self sustained enterprises with individual administrative and engineering staffs. The Company believes opportunities exist to leverage its European and, to a lesser extent North American, resources to eliminate redundancies . Secondly, the Company believes SG&A costs in the areas of Europe where it has operations are greater due to the economic and regulatory environments of those countries and will tend to be higher than the Company's North American operations.

         The Minority interest for 1997 relates to the portion of MaP's 1997 net income attributable to the minority shareholders. As the MaP acquisition was completed November 1, 1996, the minority interest for earnings from that date to December 31, 1996 was immaterial.

         As discussed more fully under the heading of Liquidity and Capital Resources, the Company refinanced its debt during the first quarter of 1997. As part of that refinancing, $40.1 million of the Company's 14% Senior Notes due November 1999 (the "Old Notes") were tendered and retired. The premium related to the repurchase of the Old Notes, the related fees and the pro rata portion of the unamortized debt issuance costs for the Old Notes were recorded as an extraordinary item of approximately $5.2 million in the 1997 income statement.

         Interest expense increased from $15.8 million in the 1996 Fiscal Year to $22.1 million in the 1997 Fiscal Year as a result of higher average debt, offset in part by lower average interest rates, resulting primarily from borrowings related to acquisitions and capital asset purchases.

         Net income for the 1997 Fiscal Year decreased from the 1996 Fiscal Year as a result of the foregoing.

1996 FISCAL YEAR COMPARED TO 1995 FISCAL YEAR

         Net sales of the fiscal year ended December 31, 1996 (the "1996 Fiscal Year") increased by $37.8 million, or 21.1%, over net sales for the fiscal year ended December 31, 1995 (the "1995 Fiscal Year"). The increase is primarily attributable to the Clearplas Acquisition, which accounted for $24.2 million of the increase in net sales of the Company from the 1995 Fiscal Year, and to the MaP Acquisition, which accounted for $5.3 million of the increase in net sales of the Company from the 1995 Fiscal Year. In addition, North American product sales (which are primarily U.S. sales) increased by $10.2 million, or 6.6%, primarily due to new program launches. Tooling sales declined by $1.9 million, or $7.3%. This decline, however, is not indicative of future program activity in that tooling related inventory at December 31, 1996 increased by $7.4 million to $17.6 million from $10.2 million at December 31, 1995.

         Gross profit for the 1996 Fiscal Year increased by $4.2 million, or 11.2%, over gross profit for the 1995 Fiscal Year. The gross profit margin decreased by 1.7%, from 20.9% in the 1995 Fiscal Year to 19.2% in the 1996 Fiscal Year. This decrease stemmed primarily from increased price concessions (1.4%).

         Selling, general and administrative expenses (SG&A) for the 1996 Fiscal Year increased by $3.3 million. The increase results from additional SG&A from the MaP and Clearplas Acquisitions of $4.7 million, partially offset by lower North American SG&A. As a percent of net sales, SG&A was unchanged at 8.7% of sales in the 1995 and 1996 Fiscal Years.

         Interest expense increased from $14.8 million in the 1995 Fiscal Year to $15.8 million in the 1996 Fiscal Year as a result of higher average debt, resulting primarily million from borrowings related to acquisitions and capital asset purchases.

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

         Net cash provided from operations was $7.8 million in the 1997 Fiscal Year compared to $14.5 million in the 1996 Fiscal Year. The relative decrease in cash from operations primarily relates to an increase of $16.7 million in the Company's tooling inventory. This increase represents tools for programs that will launch primarily in the second half of 1998 and in early 1999.

         Net cash used in investing activities of $59.1 million consisted of $40.2 million of capital spending, $14.6 million of which related to acquisitions. Fiscal 1997 capital expenditures include injection molding machines, assembly equipment and automation and an expansion of the Company's Hartford City paint facility. The Company believes 1998 capital acquisitions will be approximately $25 million. Actual capital expenditures may be greater as a result of acquisitions or new business opportunities.

         During 1997 the Company refinanced its outstanding debt as follows. On February 19, 1997, the Company commenced a tender offer to repurchase all of the Old Notes. On March 24, 1997, the Company entered into a Senior Credit Facility, which provides for borrowings of up to $140 million, and completed a private offering of Senior Subordinated Notes in the aggregate principal amount of $125 million, with proceeds of approximately $121 million, after discounts, commissions and expenses. The Senior Subordinated Notes were subsequently registered on July 3, 1997. Loans under the Senior Credit Facility are secured by substantially all of the assets of the Company and constitute Senior Debt of the Company.

         As of March 9, 1998, the Senior Credit Agreement was amended to allow the Company to obtain an additional $20 million, Key Plastics International, S.N.C. to obtain a French Franc 93.9 million and Key Plastics, U.K. to obtain (pound)6.3 million, all five and one half year amortizing term loans. As a result of these actions, the Company expects for France and the UK to realize lower interest rates and establish a natural hedge for its net assets in those countries. Futhermore, the Company had $33 million of availability under its Senior Credit Agreement on March 27, 1998 after completing these actions.

         Net cash provided by financing activities in 1997 was $63.5 million. Cash dividends attributable to shareholder tax payments of $.7 million were paid in 1997. On February 10,1998 a portion of the proceeds from the Investment, $7.2 million, was accounted for as additional paid in capital and used to pay down debt.

         At December 31, 1997, the Company had total indebtedness of $219.2 million, of which $125.0 million was incurred pursuant to the notes issued under the Indenture dated March 24, 1997, $33.8 million was incurred pursuant to the Company's Senior Credit Facility and $24.4 million was incurred pursuant to the notes issued under the Indenture dated November 17, 1992 by and between the Company and Society Bank (now known as Mellon Bank), as amended.

YEAR 2000 COSTS

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the year. The Company has determined that it will be required to replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will be successfully resolved. The Company does not expect the cost to resolve this issue to be material.

 ITEM 7A. QUANTITATIVE AND QUATITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary financial information included in this Annual Report on Form 10-K are set forth on the Index to Consolidated Financial Statements appearing on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 10.   DIRECTORS AND OFFICERS

The following are the directors and executive officers of the Company:

Name                     Age       Position with the Company

Joel D. Tauber            62       Director
George Mars               60       Director
David C. Benoit           49       Chief Executive Officer and a Director
Leonard R. Griffin        46       President and Chief Operating Officer
                                   and a Director
Stephen Eisenstein        36       Director
A.E. "Gene" Stull         50       Vice President,  Sales and Marketing
Calvin A. Saur            46       Vice President,  Engineering
Douglas C. Chapple        46       Vice President,  Eastern Group
Henry J. Wojtaszek        54       Vice President, Western Group
E.R. "Skip" Autry         43       Chief Financial Officer
William J. Luka           51       Vice President,  Quality
Richard J. Blough         51       Vice President,  Administration
                                   and Human Resources
Mark J. Abbo              45       Treasurer
David M. Smith            34       Corporate Controller

         Joel D. Tauber formed the Company with Messrs. Mars and Benoit in 1986 and has been a director and Chairman of the Board since that time. The Company was formed to acquire the assets of the plastics division of Key International Manufacturing, Inc. ("KIMI" ), a company involved in plastics manufacturing for over twenty years and in which Mr. Tauber served as President. Mr. Tauber is a manufacturing executive, business consultant and investor. Mr. Tauber is President of Keyco Bond Fund, Inc. and serves as Chairman of the Board of Complex Tooling & Molding, Inc., Keywell Corporation and KMGI, Inc.

         George Mars formed the Company with Messrs. Tauber and Benoit in 1986, has been a director since that time and Co-Chairman of the Board since 1995. Prior to his retirement, Mr. Mars served as President of the Company from 1986 to 1995. Mr. Mars was a General Manager of the plastics division of KIMI.

         David C. Benoit formed the Company with Messrs. Tauber and Mars and has been a director since the Company's formation in 1986. Mr. Benoit was Executive Vice President of the Company from 1986 to 1995, when he was appointed to his current position of Chief Executive Officer. Mr. Benoit was Chief Financial Officer of KIMI and has 17 years experience in the automotive industry. Mr. Benoit is also a member of the Board of Directors for Complex Tooling & Molding, Inc.

         Leonard R. Griffin, President and Chief Operating Officer of the Company, joined the Company in April 1995 and joined the Board of Directors in February 1998. Prior to joining the Company, Mr. Griffin served for five years as President of Woodbridge Inoac, Inc., a joint venture partnership formed by Woodbridge Group, a Canadian plastics company and Inoac, Ltd., a Japanese automotive parts supplier. Prior to serving as President of Woodbridge, Mr. Griffin was General Manager of Rockwell International's Automotive Plastics Products Operations. Mr. Griffin's business experience consists of over 28 years in the automotive industry, including the foregoing, and years spent in management, manufacturing and quality control capacities at Libbey Owens Ford (now known as Aeroquip-Vickers Corporation) and Allen Industries.

         Stephen Eisenstein is a founding partner of Paribas Principal Partners. Prior to founding Paribas Principal Partners, Mr. Eisenstein was a Managing Director in Banque Paribas' U.S. Merchant Banking Group. Mr. Eisenstein serves on the Boards of Atlantic Coast Fire Protection, Inc., Collins & Aikman Floorcoverings, Inc. and Paribas Principal, Inc.

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

         Calvin A. Saur has been employed at the Company since 1986 and, since May 1995, has been Vice President, Engineering of the Company. Prior to attaining his present position, Mr. Saur held various other positions at the Company, including Vice President, Research and Development. Mr. Saur has been employed in the automotive industry for 27 years.

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

         Henry J. Wojtaszek has been employed at the Company for 12 years in various manufacturing capacities, and since 1996, has been Vice President, Western Group. Mr. Wojtaszek has been employed in the automotive industry for 35 years and has been a president of the Society of Plastics Engineers.

         Christian Coumans joined the Company in May of 1997 as Vice President of International Operations. Mr. Coumans has over 25 years of automotive manufacturing experience. Prior to joining the Company Mr. Coumans worked for Sommer Allibert, S.A. where he held a variety of positions in marketing, international development and operations.

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

         William J. Luka has been Vice President, Quality of the Company since 1993. Prior to joining the Company, Mr. Luka was employed at Ford Motor Company for three years as a Supplier Quality Engineer Auditor, where he was actively involved in the development of Ford's QOS Methodology. Among his various duties, Mr. Luka is responsible for implementing ISO-9000 throughout the Company. Mr. Luka has been employed in the automotive industry for 27 years and has been certified as a QS Auditor by the QS 9000 Registration Accreditation Board.

         Richard J. Blough has been Vice President, Administration and Human Resources of the Company since 1996. Prior to joining the Company, Mr. Blough was Vice President, Human Resources at Electro-Wire Products, Inc., for two years, Electro-Wire Products supplies wiring and electrical components to the automotive and heavy truck industries. Prior to joining the Company, from 1989 to 1994, Mr. Blough was Director of Human Resources for the corporate office at American Brass Company Incorporated.
Mr. Blough has 28 years experience in the automotive industry.

         Mark J. Abbo is a certified public accountant and was formerly employed by Coopers and Lybrand, he has been Treasurer of the Company since 1993. Mr. Abbo joined the Company in 1988 as Corporate Controller and held that position until he was appointed Treasurer in 1993.

         David M. Smith joined the Company as the Corporate Controller in February 1997. From 1992 to 1997 Mr. Smith was employed at the Federal-Mogul Corporation most recently in the postion of International Controller for Europe, Africa & Asia. Mr. Smith's previous experience includes five years with Ernst & Young working with automotive suppliers and financial services firms.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information as to the cash compensation earned by each of the Company's five most highly paid current executive officers who earned more than $100,000 for services rendered to the Company during the three years ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                           ALL OTHER
NAME AND TITLE                        YEAR       SALARY       BONUS       COMPENSATION

David C. Benoit                       1997     $290,000     $145,000        $2,700(a)
Chief Executive Officer               1996      275,000      125,000         1,300(a)
                                      1995      361,000       37,500         1,500(a)


Leonard R. Griffin                    1997      250,000      120,900         4,600(a)
President(c)                          1996      240,000      106,000           700(a)
                                      1995      156,125       76,042            --

Douglas Chapple                       1997      157,500       34,800         1,900(a)
Vice President, Eastern Group(d)      1996       25,000           --            --


A.E. Stull                            1997      142,480       46,000         3,900(a)
Vice President, Sales & Marketing     1996      137,000       39,200         1,300(a)
                                      1995      137,000       35,000         1,500(a)


Calvin A. Saur                        1997      124,000       27,000         2,900(a)
Vice President, Engineering           1996      117,000       24,250         1,300(a)
                                      1995      110,000       20,000         1,500(a)



----------

(a) Represents 401K match amounts for the account of the named executive in 1997. Prior to 1997 represents profit sharing amounts paid to the named executive officers.

(b) Represents fees earned in capacity as a director of the Company and/or amounts contributed to the Company's retirement savings plan on behalf of the named executive officer.

(c)  Joined the Company in 1995.

(d)  Joined the Company in 1996.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Key's Common Stock as of March 27, 1998 owned by the directors of the Key, the named executive officers, and all directors and officers as a group, and by other holders known to the Company as having beneficial ownership of more than five percent of the Common Stock. As of March 27,1998, Key and a third party investor beneficially owned 75 percent and 25 percent, respectively, of the Company.

Each person exercises sole investment and voting rights with respect to the shares of Common Stock shown in the table below unless otherwise stated. The address of each of the following persons is Suite 200, 21333 Haggerty Road, Novi, Michigan 48375.

                                                       NUMBER OF SHARES          PERCENTAGE OF
                                                       OF COMMON STOCK            OUTSTANDING
DIRECTORS, OFFICERS AND FIVE PERCENT HOLDERS          OWNED BENEFICIALLY           SHARES(a)

Joel D. Tauber .................................            90,828                   20.0%
David C. Benoit ................................            79,833(a)                17.6%
George Mars ....................................            62,065                   13.6%
Calvin A. Saur .................................             9,228                    2.0%
A.E. Stull .....................................             6,000                    1.3%
Leonard R. Griffin .............................             6,101                    1.3%
Douglas Chapple.................................             1,000                    0.2%
All directors and officers as a
   group (13 persons)...........................           272,803                   79.7%


(a) 79,833 shares are held by the David C. Benoit Trust, of which Mr. Benoit is the Trustee and beneficiary.

         Messrs. Tauber, Mars and Benoit, if they vote their shares in a combination which exceeds 50% of the outstanding Common Stock, have the ability to elect a majority of the Board of Directors of Key and determine the outcome of any other matter submitted to shareholders for approval. There are no arrangements, however, among any of the shareholders of Key, including such persons, with respect to the voting or disposition of the Common Stock and there are no arrangements between the shareholders and Key, except that
(i) shareholders may not make any dispositions which could result in the termination of the Company's S Corporation status and (ii) certain shareholders are parties to an Equityholders Agreement as described in Item 13.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Shareholder Agreement. Each Shareholder, including Messrs. Tauber, Mars and Benoit, has entered into a shareholder agreement with Key. Pursuant to such agreement, a shareholder may not transfer shares of the Key's Common Stock without the written consent of the Key, except that no consent is required for transfers to a decedent shareholder's beneficiaries, but only if such transfers would not result in the disqualification of the Key as a Subchapter S corporation.

         Tax Allocation Agreement. Key has entered into a Tax Allocation Agreement with each of its shareholders relating to federal and certain state and local income tax liabilities of Key. This agreement generally provides that
(i) in any fiscal year in which Key has a net operating loss for tax purposes, each shareholder will pay to Key an amount equal to the net tax benefit realized by the shareholder as a result of the allocation to the shareholder of such net operating loss incurred by Key, up to the amount of dividends received by the shareholders and not previously repaid to Key, (ii) if in any fiscal year Key distributes dividends relating to the shareholders' tax liability which exceed the actual liability at the highest marginal tax rated based on Key's net taxable income for such fiscal year, each shareholder will pay to Key, as a contribution to capital, an amount equal to the difference between the dividends paid to the shareholder during such fiscal year and the actual liability at the highest marginal tax rate based on the net taxable income allocated to the shareholder for such fiscal year, and (iii) if Key's S election is disallowed or revoked for any taxable year for which such election was in effect, each shareholder will pay to Key the full amount of any distribution -made to the shareholder with respect to such taxable year for payment of taxes for income of Key allocated to the shareholder. Each shareholder has pledged the shareholder's common stock in Key to secure any debt that the shareholder may owe to Key pursuant to the Tax Allocation Agreement. In addition, Key has the right to set off any amounts owed to Key by the shareholder under the Tax Allocation Agreement against any future dividends or redemption payments payable by Key to the shareholder.

         Consulting Arrangements. The Company has a consulting arrangements with each of Messrs. Tauber and Mars. Mr. Tauber and Mr. Mars are each paid $10,000 per month for services provided to the Company. In addition, Mr. Mars receives compensation at a rate of $1,000 per diem, plus out-of-pocket expenses, for each day of services provided, which services are not compensated for by the $10,000. In 1997, Mr. Tauber and Mr. Mars earned $120,000 and $120,000, respectively.

         Non-Competition and Non-Disclosure Agreements. On February 9, 1998 each of Messrs. Tauber, Mars and Benoit entered into Non-Competition and Non-Disclosure Agreements with the Company, pursuant to which they have agreed, during the term of the agreements and for 6 months after termination of their affiliation with the Company, to not compete with the Company within a 50 mile radius of any company facility or disclose or use confidential information without the consent of the Company, except as required in executing their duties to the Company.

         Equityholders Agreement. As of February 9, 1998, Key, Technology, a third party investor, and each of Messrs. Tauber, Mars and Benoit entered into an Equityholders Agreement (the "Equityholders Agreement"). Pursuant to the terms of the Equityholders Agreement, the parties agreed to certain restrictions on the transfer of equity interests in Key and Technology, and granted certain parties tag-along rights, bring-along rights, rights of first refusal and preemtive rights related to transfers of equity interest in Key and Technology and sales or transfer of all assets or equity interests in Technology. The parties also agreed to certain matters of corporate governance of Key and Technology and other matters.

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

         (b) Reports on Form 8-K.

                 The Company filed no reports on Form 8-K during the period ended December 31, 1997.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; consumer demand for the particular models or lines that use the Company's parts; the ability of the Company to sustain, manage or forecast its growth; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon OEMs (as defined); liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; the ability to realize planned cost savings in its acquisitions; retention of earnings; and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Given these uncertainties, users of this Annual Report on Form 10-K are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                       KEY PLASTICS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE

Report of Independent Accountants.....................................     F-2
Consolidated Balance Sheets -- December 31, 1997 and 1996 ............     F-3

Consolidated Statements of Income -
 Years Ended December 31, 1997, 1996, and 1995........................     F-4

Consolidated Statements of Shareholders' Deficit --
Years Ended December 31, 1997, 1996, and 1995.........................     F-5

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1997, 1996 and 1995........................     F-6
Notes to Consolidated Financial Statements............................  F-7-15

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Key Plastics, Inc.:

        We have audited the accompanying consolidated balance sheets of Key Plastics, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Plastics, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Coopers & Lybrand Sig.

Detroit, Michigan
March  14, 1998

                       KEY PLASTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                (Dollars in thousands, except per share amounts)

                                                             1997            1996
                                                           --------        --------
ASSETS
Current assets:
  Cash                                                     $  6,918        $     --
  Accounts receivable, net                                   58,186          43,131
  Inventories                                                54,867          35,635
  Prepaid expenses                                            3,529           2,076
                                                           --------        --------
       Total current assets                                 123,500          80,842
Property, plant and equipment, net                          124,285          98,908
Intangibles, net                                             29,482           8,516
Other assets                                                  5,637           4,938
                                                           --------        --------
       Total assets                                        $282,904        $193,204
                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                     $  2,653        $ 61,762
  Accounts payable                                           46,389          35,707
  Outstanding checks in excess of cash balances                  --           5,372
  Accrued interest                                            5,236           5,275
  Accrued payroll                                             3,942           3,527
  Other accrued liabilities                                  12,746           9,422
                                                           --------        --------
       Total current liabilities                             70,966         121,065
Capital lease obligation                                      1,514           2,057
Long-term debt                                              216,575          82,521
Other long-term obligations                                   6,110           3,123
Shareholders' equity (deficit):
  Common stock, par value $.30 per share; 450,000
     shares authorized and 321,908 and 315,908
     shares issued and outstanding for 1997
     and 1996, respectively                                      97              95
   Additional paid-in capital                                12,497           9,786
   Shareholder notes receivable                                (277)             --
   Accumulated deficit                                      (24,740)        (25,703)
   Currency translation                                         162             259
                                                           --------        --------

       Total shareholders' equity (deficit)                 (12,261)        (15,563)
                                                           --------        --------

Total liabilities and shareholders' equity (deficit)       $282,904        $193,204
                                                           ========        ========




The accompanying notes are an integral part of the financial statements.

                       KEY PLASTICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                (Dollars in thousands, except per share amounts)

                                                           1997            1996           1995
                                                         --------        --------       --------

Net sales                                                $306,001        $217,086       $179,251
Cost of sales                                             239,744         175,301        141,707
Selling, general and administrative expenses               33,724          18,866         15,531
                                                         --------        --------       --------
                                                           32,533          22,919         22,013
Amortization of Goodwill                                    1,576             114             72
Interest expense and amortization of debt
  issuance costs                                           22,112          15,754         14,861
                                                         --------        --------       --------

    Income before foreign income taxes, minority
     interest and extraordinary item                        8,845           7,051          7,080
Foreign income tax expense                                    374              --             --
Minority interest                                           1,600              --             --
                                                         --------        --------       --------
    Income before extraordinary item                        6,871           7,051          7,080
Extraordinary item - debt refinancing, see Note 5          (5,192)             --             --
                                                         --------        --------       --------
      Net income                                         $  1,679        $  7,051       $  7,080
                                                         ========        ========       ========

Earnings -- Basic per common share:
  Income before extraordinary item                       $  21.38        $  22.29       $  22.05
  Net earnings per common share                          $   5.22        $  22.29       $  22.05

Earnings -- Diluted per common share:
  Income before extraordinary item                       $  20.51        $  21.33       $  21.18
  Net earnings per common share                          $   5.01        $  21.33       $  21.18
















The accompanying notes are an integral part of the financial statements.

                       KEY PLASTICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (Dollars in thousands, except share amounts)


                                                COMMON STOCK    ADDITIONAL  SHAREHOLDER
                                              ----------------    PAID-IN      NOTES      ACCUMULATED    CURRENCY
                                              SHARES    AMOUNT    CAPITAL    RECEIVABLE     DEFICIT     TRANSLATION   TOTAL
                                              ------    ------  ----------  -----------   -----------   -----------  --------

Balances, December 31, 1994                   325,401    $ 98     $10,502                   $(34,027)                $(23,427)

Dividend distributions, $6.54 per share                                                       (4,025)                  (4,025)

Purchase and constructive retirement
  of common stock                              (8,567)     (3)       (500)                                               (503)
Net income                                                                                     7,080                    7,080
                                              -------    ----     -------      -----        --------                 --------

Balances, December 31, 1995                   316,834      95      10,002                    (30,972)                 (20,875)

Dividend distributions, $5.63 per share                                                       (1,782)                  (1,782)

Purchase and constructive retirement of
  common stock                                   (926)     --        (216)                                               (216)
Currency translation                                                                                        $259          259
Net income                                                                                     7,051                    7,051
                                              -------    ----     -------      -----        --------        ----     --------

Balances, December 31, 1996                   315,908      95       9,786                    (25,703)        259      (15,563)

Dividend distributions, $2.27 per share                                                         (716)                    (716)

Purchase and constructive retirement
  of common stock                                          --         (38)                                                (38)

Issuance of common stock                        6,000       2         353      $(355)                                       0

Shareholder contribution                                            2,396                                               2,396

Payment on shareholder notes                                                      78                                       78

Currency translation                                                                                         (97)         (97)
Net income                                                                                     1,679                    1,679
                                              -------    ----     -------      -----        --------        ----     --------

Balances, December 31, 1997                   321,908    $ 97     $12,497      $(277)       $(24,740)       $162     $(12,261)
                                              =======    ====     =======      =====        ========        ====     ========



















The accompanying notes are an integral part of the financial statements.

                       KEY PLASTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 1997, 1996, AND 1995
                             (Dollars in thousands)

                                                                  1997             1996            1995
                                                                ---------        --------        --------
Cash flows from operating activities:
   Net income                                                   $   1,679        $  7,051        $  7,080
                                                                ---------        --------        --------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Extraordinary item--loss on early retirement of debt           5,192
     Depreciation                                                  14,842           9,175           6,971
     Amortization                                                   2,009             657             641
  Decrease (increase) in assets:
      Accounts receivable                                          (4,499)        (13,725)           (737)
     Inventories                                                  (13,793)        (13,571)          4,784
     Prepaid expenses                                                 601            (906)            (36)
  Increase (decrease) in liabilities:
      Accounts payable                                              3,026          16,517          (7,318)
     Other accrued liabilities                                     (1,212)          9,296             310
                                                                ---------        --------        --------
       Total adjustments                                            6,166           7,443           4,615
                                                                ---------        --------        --------
Net cash provided by operating activities                           7,845          14,494          11,695
                                                                ---------        --------        --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment, net              (25,621)        (16,738)        (14,047)
  Property, plant and equipment from acquired businesses          (14,598)        (23,109)             --
  Increase in intangible assets                                   (18,153)         (6,093)             --
  Increase in other assets, net                                    (6,068)         (2,009)         (1,815)
                                                                ---------        --------        --------
    Net cash used in investing activities                         (64,440)        (47,949)        (15,861)

Cash flows from financing activities:
  Net borrowings under debt agreements                            323,944          45,464          14,125
  Principal payments under debt agreements and
       capital lease obligations                                 (246,376)        (16,042)         (5,546)
  Long-term agreements to finance acquisitions                         --           1,677              --
  Costs to secure new financing                                    (5,865)             --              --
  Cash portion of extraordinary item                               (4,460)
  Purchase of common stock                                            (38)           (216)           (502)
  Dividend distributions                                             (716)         (1,782)         (4,025)
  Shareholder capital contribution                                  2,396              --              --
  Change in outstanding checks                                     (5,372)          4,354             115
                                                                ---------        --------        --------

Net cash provided by financing activities                          63,513          33,455           4,167
                                                                ---------        --------        --------
Net increase in cash
                                                                    6,918               0               0
Cash, beginning of year                                                 0               0               0
                                                                ---------        --------        --------

Cash, end of year                                               $   6,918        $      0        $      0
                                                                =========        ========        ========
Supplemental disclosure of cash flow information -
 Cash paid during the year for interest                         $  21,674        $ 13,889        $ 13,209
                                                                =========        ========        ========





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

PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets.

         The general ranges of lives are as follows:

Building and improvements..................................    25 to 30 years
Machinery and equipment....................................     3 to 15 years
Furniture and fixtures.....................................     3 to 10 years


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

EARNINGS PER COMMON SHARE -- Earnings per share is based on the weighted average number of shares of common stock outstanding and, to the extent dilutive, stock options and warrants outstanding during the period.

MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK -- The Company manufactures injection molded plastic parts for sale primarily to domestic automobile manufacturers and their suppliers. Substantially all of the Company's net sales and accounts receivable are with three domestic automobile manufacturers and their suppliers. Net sales to one of these customers accounted for approximately 50 percent of net sales in 1997, 58 percent of net sales in 1996 and approximately 57 percent of 1995 net sales. Net sales to a second one of these customers accounted for 13 percent of 1997 sales, approximately 9 percent of sales in 1996 and approximately 10 percent of 1995 net sales. The change in these percentages reflects the increased diversity of the Company's automotive customer base.

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

FOREIGN CURRENCY TRANSLATION-- Assets and liabilities of international subsidiaries are translated at the exchange rates as of the balance sheet date. Related translation adjustments are reported as a component of stockholders' equity. Revenues and expenses are translated at the average rates in effect for the period.

DERRIVATIVE FINANCIAL INSTRUMENTS--The Company limits it use of derivative financial instruments to forward exchange contracts to hedge significant foreign currency transactions. As of December 31, 1997, the Company purchased a Portuguese escudo forward with a notional amount of $8 million to hedge a transaction expected to close in the first quarter of 1998. At December 31, 1997 there was no deferred gain or loss related to foreign exchange contracts.

EFFECT OF ACCOUNTING PRONOUNCEMENT - In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for years beginning after December 15, 1997. Beginning in 1998, the Company will provide information relating to comprehensive income to conform to the requirements.

RECLASSIFICATIONS -- Certain reclassifications have been made in the prior year financial statements to conform with the presentation used in 1997.

2. INVENTORIES

     The components of inventories consist of the following:

                                                              DECEMBER 31,
                                                        ----------------------
                                                        (Dollars in Thousands)

                                                          1997          1996
                                                        -------        -------

Raw materials......................................      $9,071        $7,860
Work in process....................................       2,438         2,584
Finished goods.....................................       9,005         7,587
Customer tooling in process........................      34,353        17,604
                                                        -------       -------

     Total.........................................     $54,867       $35,635
                                                        =======       =======


                       KEY PLASTICS, INC. AND SUBSIDIARIES

3. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                           DECEMBER 31,
                                                      ----------------------
                                                      (Dollars in Thousands)

                                                        1997         1996
                                                      --------      -------

Land................................................    $2,591       $2,160
Building and improvements...........................    35,038       26,849
Machinery and equipment.............................   129,304      111,057
Furniture and fixtures..............................     7,281        4,641
Construction-in-progress............................     8,916        1,845
                                                      --------      -------

     Total..........................................   183,130      146,552
Less accumulated depreciation.......................    58,845       47,644
                                                      --------      -------

     Total..........................................  $124,285      $98,908
                                                      ========      =======



4. INTANGIBLES

         Intangible assets consist of the following:

                                                           DECEMBER 31,
                                                      ----------------------
                                                      (Dollars in Thousands)

                                                        1997         1996
                                                      --------      -------
Goodwill............................................   $24,746      $ 6,592
Deferred financing Costs............................     7,582        4,164
Other intangibles...................................       836          836
                                                       -------      -------
Total...............................................    33,164       11,592
Less accumulated amortization.......................     3,682        3,076
                                                       -------      -------

Total...............................................   $29,482      $ 8,516
                                                       =======      =======



                       KEY PLASTICS, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                     DECEMBER 31,
                                                                                -----------------------
                                                                                  1997           1996
                                                                                --------       --------

Senior Subordinated Notes, due March 2007, requiring
    semiannual interest payments at the rate of 10.25% ......................   $125,000             --

Term loan, bank, due September 2004, requiring quarterly
    interest payments at LIBOR plus 2.5 (8.4% at
    December  31, 1997) .....................................................     15,000             --

Revolving credit loan, bank, due December 2003, requiring
    monthly interest payments at prime plus .5% and LIBOR
    plus 2.25%. (These rates varied from 8.1% to 9.0% at
    December 31, 1997) ......................................................     33,837             --

Senior Notes, due November 1999, requiring semiannual
    interest payments at the rate of 14% ....................................     24,365       $ 65,000

Revolving credit facility, bearing interest at LIBOR plus
    2.5% (8.3% at December 31, 1997), payable in British
    Pounds Sterling .........................................................      9,246          9,831

Revolving credit loan, bank, due May 1, 1997 requiring
    monthly interest payments at prime
   (8.5% at December 31, 1997) ..............................................         --         28,988

Subordinated Shareholders' Notes due August 2000, requiring
    semiannual interest payment at the rate of 12% ..........................      8,535             --

Other .......................................................................     11,780         31,929
                                                                                --------       --------

     Total ..................................................................   $219,228       $144,283

Less current maturities .....................................................      2,653         61,762
                                                                                --------       --------
     Total ..................................................................   $216,575       $ 82,521
                                                                                ========       ========

Principal payments of long-term debt for each of the next five years and beyond is as follows:

Current maturities...........................................................   $  2,653
1999.........................................................................     26,182
2000.........................................................................      1,749
2001.........................................................................      1,368
2002 and thereafter..........................................................    187,276



                       KEY PLASTICS, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT -- (CONTINUED)

         The Company's financing agreements contain many restrictive loan covenants, some of which require the Company to maintain minimum levels of working capital, require the maintenance of specified financial ratios, and restrict specified payments, including dividends. Under the most restrictive covenant, the Company must maintain a specified minimum fixed charge ratio, which could limit the Company's capital expenditures.

         Substantially all of the Company's assets are pledged as collateral for long-term debt.

         At December 31, 1997, the Company had the following additional open letters of credit. Economic Development Revenue Bonds of $3.2 million are collateralized by a $3.6 million letter of credit. A $1.5 million Industrial Development Revenue Bond is collateralized by a $1.5 million bank letter of credit. The revolving credit facility payable in British Pounds Sterling is collateralized by a $10.6 million bank letter of credit. The Company is self-insured in the State of Michigan for workers' compensation. As such, the Company has a bank letter of credit in the amount of $0.5 million to serve as collateral for any potential claims.

         On March 24, 1997, the Company retired $40.1 million of the 14% Senior Notes due 1999 (the "Old Notes") as part of a tender offer. The premium for the repurchase of the Old Notes and the write-off of unamortized debt issuance costs have been accounted for as an extraordinary item. Concurrently, the Company issued $125 million of 10.25% Senior Subordinated Notes, due March 2007, in a private placement. These notes were subsequently registered in July of 1997. Also during March 1997 the Company entered into a new $140 million Senior Credit Facility consisting of $125 million in revolving credit due December 2003 with various interest rates at prime plus 1/2% and LIBOR plus 2.25% and a $15 million term loan due September 2004 with interest at LIBOR plus 2.5%.

         The carrying amount of the bank debt and the remaining other long-term debt instruments approximate fair value as the floating rates inherent in this debt reflect changes in overall market interest rates.

                       KEY PLASTICS, INC. AND SUBSIDIARIES

6. LEASES

         During 1994, the Company entered into four capital leases for a production plant and various equipment in Mexico. The assets recorded under the capital leases are included in property plant and equipment in the accompanying consolidated balance sheets consist of the following:

                                                         1997      1996
                                                        ------    ------

Land...................................................   $407      $407
Production facility....................................  2,171     2,171
Equipment..............................................    208       208
                                                        ------    ------

     Total.............................................  2,786     2,786
                                                        ------    ------

Less accumulated amortization..........................    228       130
                                                        ------    ------

Total.................................................. $2,558    $2,656
                                                        ======    ======


         Present value of net minimum lease payments under the capital leases is $1.4 million.

         During 1995, the Company entered into a 10 year operating lease for its Worldheadquarters located in Novi, Michigan. The executive, engineering and sales departments moved to this location. The Company also has an operating lease for the Grand Rapids, Michigan plant that expires in 2000. The rental expense related to these leases amounted to $682 in 1997, $530 in 1996 and $406 in 1995.

         Minimum future lease obligations on capital and operating leases in effect at December 31, 1997 are as follows:


                                                           CAPITAL    OPERATING
                                                           -------    ---------

1998.....................................................    $865      $1,628
1999.....................................................     649       1,650
2000.....................................................      --       1,439
2001.....................................................      --         901
2002.....................................................      --         714
Thereafter...............................................      --       1,548


7. EMPLOYEE BENEFITS AND COMPENSATION COMMITMENTS

         RETIREMENT AND PROFIT SHARING PLANS - Effective January 1, 1997 the Company began providing a defined contribution retirement plan to substantially all of its employees in the United States. Contributions are matched by the Company up to a maximum of three percent. This plan replaced a profit sharing plan, which provided for contributions determined at the Board of Directors' discretion.

         STOCK OPTIONS - The Company issued options to employees to purchase shares of common stock at exercise prices averaging $83 and $61 in 1997 and 1995, respectively. No new options were issued in 1996. The exercise price represents management's estimate of fair market value of the shares at the date of issuance of the option. At December 31, 1997, options outstanding and exercisable totaled 23,168 shares.

                       KEY PLASTICS, INC. AND SUBSIDIARIES

7. EMPLOYEE BENEFITS AND COMPENSATION COMMITMENTS -- (CONTINUED)

The following table summarizes the activity related to the Company's stock option plans:


                                                                      WEIGHTED
                                                       NUMBER OF      AVERAGE
                                                        OPTIONS   PRICE PER SHARE
                                                        -------   ---------------

Outstanding at January 1, 1995 ........................  21,812       $25.15

  Granted .............................................   5,556       $61.10
  Exercised ...........................................      --
  Forfeited ...........................................      --
                                                         ------
Outstanding at December 31, 1995 ......................  27,368       $32.45

  Granted .............................................      --
  Exercised ...........................................   4,700       $24.40
  Forfeited ...........................................      --
                                                         ------
Outstanding at December 31, 1996 ......................  22,668       $34.12

  Granted .............................................   4,200       $82.94
  Exercised ...........................................   3,700       $25.00
  Forfeited ...........................................      --
                                                         ------
Outstanding at December 31, 1997 ......................  23,168       $39.14
                                                         ======

CHANGE IN CONTROL AGREEMENT -- Certain key management are included in a long term incentive plan. The plan provides for payments upon the occurrence of an initial public offering, sale of all or substantially all of the Company's stock or sale of all or substantially all of the Company's assets. Payment is based upon a formula specified in the plan.

8. LITIGATION AND CLAIMS

         The Company is subject to various legal and regulatory proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of any liability which may result with respect to these actions will not materially affect the financial position of the Company.

         Additionally, the Company is under review by the Ohio Environmental Protection Agency ("OEPA") for possible violations of environmental emission standards and permitting regulations at its Ohio facility. The Company is in the process of providing the information requested by the OEPA and is taking the necessary steps to comply with the regulations. At this point, no fines and penalties have been assessed against the Company. However, based on current information, management believes that the results of the investigation will not materially affect the financial position of the Company.

9. ACQUISITIONS

         The Company accounted for the following acquisitions as purchases. The consolidated statements of operations include the operating results of the acquired businesses from the date of acquisition.

                       KEY PLASTICS, INC. AND SUBSIDIARIES

9. ACQUISITIONS -- (CONTINUED)

         During 1997, the Company completed three acquisitions, which expanded its automotive plastic injection molding, assembly and painting capabilities and booked business. On March 28, 1997 the Company purchased three North American manufacturing facilities of the Aeroquip Division of the Aeroquip-Vickers Corporation. On June 30, 1997 the Company purchased the assets of T.D. Shea Manufacturing Inc., an OEM supplier of decorative appliques with two factories in Indiana. On September 5, 1997 the Company acquired the Clearplas France division of Ascot Ltd. located in Belleme, France. Pro forma results of operations as if these acquisitions had been consumated on January 1, 1997 and January 1, 1996,respectively, are not materially different from the historical results of operations.

During 1996, the Company acquired Clearplas, Ltd. (Clearplas) and Materias Plasticas, S.A. (MaP). Both companies are automotive suppliers specializing in injection molding, painting and assembly. At December 31, 1996 and 1997, Other Long-Term Obligations includes $1.7 and $1.8 million, respectively, representing the present value of deferred payments for the acquired shares for the MaP acquisition.

         The Company acquired MaP pursuant to an agreement which provided for the Company's acquisition of 38% of the voting stock of the Company and an option to purchase all of the remaining shares of MaP. Commencing in 1996, the agreement gives the Company significant operational control, including the appointment of a majority of the Board of Directors, appointment of the general manager and the ability to influence significant operational decisions. The option is subject to MaP meeting certain performance criteria during 1998, with payment of the purchase price for the option and the 38% to occur in 1999. Minority interest in the accompanying Consolidated Statements of Income represents income attributable to Map shareholders other than the Company. Other accrued liabilities include approximately $1.6 million representing the other shareholder's interest in the net assets of MaP at December 31, 1997.


10. SEGMENT DATA

         The Company is a global supplier of highly engineered plastic components for the automotive industry. Its comprehensive plastics manufacturing capabilities include design and engineering, high-precision injection molding, automated manufacturing and assembly, plastic painting and material and product testing. The Company conducts manufacturing, assembly and painting operations from 16 facilities in North America and three facilities in Europe. All of these activities constitute a single business segment. Prior to 1996, nearly all of the Company's operations and assets were within North America.

         Financial information summarized by geographic area is as follows:


                                                      1997          1996
                                                   --------       --------
Net Sales:

  North America (primarily U.S) ................   $238,475       $187,636
  Europe .......................................     67,526         29,450
                                                   --------       --------
                                                   $306,001       $217,086
                                                   ========       ========

Operating Income:
  North America (primarily  U.S) ...............   $ 26,215       $ 22,250
  Europe .......................................      4,709            555
                                                   --------       --------
                                                   $ 30,924       $ 22,805
                                                   ========       ========

Identifiable Assets:
  North America (primarily U.S) ................   $219,132       $150,147
  Europe .......................................     63,772         43,056
                                                   --------       --------
                                                   $282,904       $193,204
                                                   ========       ========


                       KEY PLASTICS, INC. AND SUBSIDIARIES

10. SEGMENT DATA -- (CONTINUED)

         Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

The information presented above was prepared in accordance with Financial Accounting Board Statement No. 14. In 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement supercedes Statement 14 and establishes standards for the way selected information about operating segments in annual and interim financial reports is presented. Statement 131 is effective for years beginning after December 15, 1997. For the year ended 1998, the Company will provide information to conform to Statement 131.


11. EARNINGS PER SHARE

       The company adopted Statement of Financial Accounting Standard no. 128, "Earnings per Share" for financial statements for the year ended December 31, 1997. This statement simplifies the standards for computing Earnings Per Share
(EPS) and requires the presentation of both Basic EPS and Diluted EPS on the face of the Income Statement, as well as a reconciliation of the numerators and denominators used in the calculation. Earnings per share for 1996 and 1995 have been restated to reflect the new standard.


                                                     1997              1996                1995
(in thousands, except
 per share amounts)                            Income    Shares    Income   Shares   Income    Shares
                                               ------    ------    ------   ------   ------    ------
Net income before extraordinary item          $ 6,871    321.4    $7,051    316.4    $7,080    321.1
      Extraordinary item                       (5,192)      --        --       --        --       --
                                              -------    -----    ------    -----    ------    -----
Net income and shares                           1,679    321.4     7,051    316.4     7,080    321.1
      Net dilutive effect of options               --     13.7        --     14.2        --     13.1
                                              -------    -----    ------    -----    ------    -----
Net income and diluted shares                 $ 1,679    335.1    $7,051    330.6    $7,080    334.2
                                              =======             ======             ======


Basic earnings per common share:

      Basic EPS before extraordinary item     $21.38              $22.29             $22.05
          Extraordinary item                 ($16.15)                 --                 --
                                             -------              ------             ------
      Basic EPS                                $5.22              $22.29             $22.05
                                             =======              ======             ======

Diluted earnings per common share:

      Diluted EPS before extraordinary item   $20.61              $21.33             $21.18
          Extraordinary item                 ($15.50)                 --                 --
                                             -------              ------             ------
      Diluted EPS                              $5.01              $21.33             $21.18
                                             =======              ======             ======

12. SUBSEQUENT EVENT

        On February 9, 1998 the Company contributed significantly all of its assets and liabilities to Key Plastics, L.L.C., a company wholly owned by Key Plastics, Inc. Also, Key Plastics, Inc. changed its name to Key Plastics Holdings, Inc.

                                   * * * * * *

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KEY PLASTICS HOLDINGS, INC.



                                        Dated:  March 30, 1998


                                        By: /s/ E.R. Autry
                                            -------------------------------
                                            E.R. Autry
                                            Vice President and Chief
                                            Financial Officer

                                            /s/ David M. Smith
                                            -------------------------------
                                            David M. Smith
                                            Corporate Controller
                                            (Principal Accounting Officer)

                                            Dated:  March 30, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                         Title                               Date


/s/ David C. Benoit     Chief Executive Officer and Director     March 30, 1998
----------------------  (Principal Executive Officer)
David C. Benoit

/s/ Leonard R. Griffin  Chief Operating Officer, President       March 30, 1998
----------------------  and Director
Leonard R. Griffin


/s/ George Mars         Director                                 March 30, 1998
----------------------
George Mars

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION

  3.1               Articles of Incorporation of Key, as amended.
                    Incorporated herein by reference to Exhibit 3.1 to Key's Registration Statement No. 33-56048.

  3.1.1    *        Certificate of Amendment of Articles of
                    Incorporation of Key, filed February 10, 1998.

  3.2      *        Restated Articles of Organization of Technology.

  3.3 Bylaws of Key, as amended. Incorporated herein by reference to Exhibit 3.1 to Key's Annual Report on Form 10-K for the year ended December 31, 1995.

  3.3.1    *        Amendment to the Bylaws of Key, effective February 9,
                    1998.

  3.4      *        Amended and Restated Operating Agreement of Technology.**

  4.1 Indenture, dated November 17, 1992, by and between the Company (as defined therein) and Society National Bank, as Trustee (the "Senior Note Indenture"), including 14% Senior Notes issued thereunder. Incorporated herein by referenced to Exhibit 4.1 to Key's Registration Statement No. 33-56048.

  4.1.1    *        Supplemental Indenture to the Senior Note Indenture, dated as of February 9, 1998.

  4.2 Loan Agreement, dated as of August 1, 1989, between Key and the Town of Hamilton, Indiana. Incorporated herein by reference to Exhibit 4.5 of Key's Registration Statement 33-56048.

  4.3 Reimbursement Agreement, dated as of November 17, 1992, between the Key and Comerica Bank. Incorporated herein by reference to Exhibit 4.6 to the Key's Registration Statement No. 33-56048.

  4.4 Loan Agreement, dated as of December 1, 1987, between Key and the Economic Development Corporation of the Township of Plymouth, Michigan. Incorporated herein by reference to
                    Exhibit 4.7 to Key's Registration Statement No. 33-56048.

  4.5 Reimbursement Agreement, dated as of December 1, 1987, between Key and Manufacturers Bank of Detroit, as amended. Incorporated herein by reference to Exhibit 4.8 to Key's Registration Statement 33-56048.

  4.7 Indenture, dated March 24, 1997, by and between the Company (as defined therein) and Marine Midland Bank, as Trustee (the "Senior Subordinated Note Indenture"). Incorporated herein by reference to Exhibit 4.6 to Key's Registration Statement No. 333-26729.

  4.7.1     *       First Amendment to the Senior Subordinated Note Indenture,
                    made as of February 9, 1998.

  4.7.2     *       Supplemental Indenture to the Senior Subordinated Note
                    Indenture, dated as of February 9, 1998.

  4.8               10 1/4% Senior Subordinated Notes dated March 24, 1997.
                    Incorporated herein by reference to Exhibit 4.9 to Key's Registration Statement No. 333- 26729.

  10.1 Amended and Restated Tax Allocation Agreement dated as of August 9, 1988 between Key and each of its shareholders, as amended. Incorporated herein by reference to Exhibit 10.1 to Key's Registration Statement No. 33-56048.

  10.2 Credit Agreement, dated as of March 24, 1997, by and among the Company (as defined therein), the lenders party thereto from time to time and NBD Bank, as agent for such lenders (the "Credit Agreement"). Incorporated herein by reference to Exhibit 10.2 to Key's Registration Statement No. 333-26729.

  10.3 Mortgage, Security and Assignment of Rents (Michigan Form) dated as of March 24, 1997 by and among Key, the lenders, and NBD Bank, as agent for

\

                    such lenders. Incorporated herein by reference to Exhibit
                    10.3 to Key's Registration Statement No. 333-26729.

  10.4 Mortgage, Security and Assignment of Rents (Indiana Form) dated as of March 24, 1997 by and among Key, the lenders, and NBD Bank, as agent for such lenders. Incorporated herein by reference to Exhibit 10.4 to Key's Registration Statement No. 333-26729.

  10.5 Open-Ended Mortgage, Security Agreement and Assignment of Rents (Ohio Form) by and among Key, the lenders, and NBD Bank, as agent for the lenders. Incorporated herein by reference to Exhibit 10.5 to Key's Registration Statement No. 333-26729.

  10.6 Security Agreement, dated as of March 24, 1997 by and among Key, the lenders, and NBD Bank, as agent for such lenders (the "Security Agreement"). Incorporated herein by reference to Exhibit 10.7 to Key's Registration Statement No. 333-26729.

  10.8     *        Contribution and Assignment Agreement, dated as of
                    February 9, 1998, by Key to Technology.

  10.9     *        Assumption Agreement, made as of February 9, 1998 by and
                    between Key and Technology.

  10.10    *        Equityholders Agreement, dated as of February 9, 1998, by
                    and among Key, the Company, Paribas Principal Incorporated and the other Shareholders signatory thereto.**

  21.1     *        Subsidiaries of the Registrant.

  27.1     *        Financial Data Schedule (EDGAR version only).

*   Filed herewith
** A portion of this document has been redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission ("SEC"). An unredacted version of this document has been filed separately with the SEC.